Form 10KSB
period 1996-03-31
CAPITOL MULTIMEDIA INC /DE/
filed 1996-06-18
CIK 884142

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

           / X /      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

          /   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                For the transition period from _____  to _______

                        COMMISSION FILE NUMBER:  0-20102

                            CAPITOL MULTIMEDIA, INC.

                 (Name of small business issuer in its charter)

                DELAWARE                                      52-1283993
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

       7315 WISCONSIN AVE., 800-E
              BETHESDA, MD                                       20814
(Address of principal executive offices)                      (Zip Code)

                   Issuer's telephone number:  (301) 907-7000

      Securities registered under Section 12(b) of the Exchange Act:  NONE
         Securities registered under section 12(g) of the Exchange Act:

                          COMMON STOCK $.10 PAR VALUE

                                (Title of Class)

                          REDEEMABLE SERIES A WARRANTS

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes   X    No
                                                                  -----     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.                                                    X
                                                                   -----

    ISSUER'S REVENUES FOR THE FISCAL YEAR ENDED MARCH 31,1996:  $ 4,349,980

The aggregate market value of the voting stock held by non-affiliates, computed using the sales price of such stock, as of May 31, 1996 was $18,902,221.

As of May 31, 1996, the number of shares of Common Stock outstanding were 4,832,065

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be held August 22 1996 are incorporated by reference into Part III hereof. The Definitive Proxy Statement will be filed with the Commission within 120 days of the registrant's fiscal year ended March 31, 1996.

Transitional Small Business Disclosure Format   Yes     No   X
                                                   ----   ------


Exhibit Index located on page 28     Page 1 of 29

                            CAPITOL MULTIMEDIA, INC.
                                 MARCH 31, 1996
                                  FORM 10-KSB
                               TABLE OF CONTENTS

                                                                PART I
ITEM 1. DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

ITEM 2. DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

ITEM 3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . .  8

                                                               PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . .  8

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

                                                               PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 10. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . 25

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

  GENERAL

    Capitol Multimedia, Inc. (the "Company") creates, produces, and licenses high-quality entertaining and educational software products for the consumer market. The Company began focusing on the childrens market within the CD-ROM interactive software industry with the acquisition of Animation Magic, Inc. in February 1995. The Company's current CD-ROM products are targeted primarily at children ranging from 3 to 14 years of age and capitalize heavily on the Company's high-quality, low cost art and animation talent and its product development strengths. The Company incorporates characters, themes, sound, graphics, music, and speech into its easy, fun-to-use, and engaging products. Its strategy for the childrens software market is to develop families of software products which build strength in distribution channels and achieve brand name recognition and loyalty.

    HISTORY. The Company was incorporated in Delaware in 1982 and operated a video post-production business. In 1988, it began developing software for the CD-i platform. From 1988 to 1995, the Company developed approximately 35 consumer CD-i titles including best sellers Pinball, Battleship(R), and the first ever full motion video CD-i title, Mad Dog McCree(TM). In 1991, the Company purchased Philips Media, Inc.'s ("Philips") partnership interest in a 50/50 joint venture formed by the Company and Philips to sell CD-i software and hardware to the professional market. And in 1993, the Company sold assets used by its video post-production operations, thereby enabling the Company to focus solely on the development of interactive software products.

    ACQUISITION OF ANIMATION MAGIC, INC. In February 1995, the Company acquired Animation Magic, Inc. ("AMI") and its wholly-owned subsidiary in St. Petersburg, Russia through the issuance of 703,750 shares of common stock. The transaction was accounted for as a pooling of interests. The acquisition more than doubled the Company's capacity to develop high-end interactive software for the consumer market. The Russian subsidiary currently has 135 employees specializing in high-quality cel animation, computer graphics, and multimedia software programming.

    SALE OF PROFESSIONAL CD-i ASSETS. In August 1995, the Company sold assets associated with its CD-i professional business to Philips in exchange for all of Philips' 825,088 shares of Company common stock, a cash payment of $500,000, and minimum royalty guarantees of $750,000. As a result of the sale, the Company no longer provides CD-i services to the professional market.

  INDUSTRY BACKGROUND

    Sales of consumer software products are highly dependent on the size of the installed base of home personal computers. The growth of mass market distribution channels, including the advent of computer superstores and the distribution of hardware and software by mass market and catalog retailers, warehouse stores and office and electronic stores, has increased the availability of personal computers and opened the software market to a broader base of customers. According to PC Data and the Software Publishers Association ("SPA"), the United States consumer software wholesale market is estimated to generate annual revenues of $1 billion to $1.5 billion. Further, the consumer software market grew between 25% and 30% during the past year according to SPA data. The primary area of growth, as reflected in these reports, has been in the sales of CD-ROM products for the Windows and Macintosh software platforms.

    As the software market has grown, capacity in the computer software development industry has increased and as a consequence, competition for retail shelf space has also increased. As a result, smaller, lesser known software publishers are finding it difficult to gain access to retail distribution outlets. In addition, the expansion of the market has led to increased competition for consumer sales, higher development and distribution costs, lower margins, pricing pressures, and increased volatility in sales trends, any or all of which could have a material adverse effect on the Company's future operating results and financial condition and affect the Company's ability to compete in the industry.

  PRODUCTS

    Given the Company's animation and creative capabilities, it has focused on the childrens market within the CD-ROM software industry, developing titles for the following high-quality animated product families:

    GRANDPA TALES is a series of CD-ROM based interactive storybooks designed for children 3 to 9 years of age. Each title in the series is based on folk tales from countries around the world. The stories come alive with colorful animation, sound effects, and original music. On-screen narration enhances and reinforces early reading skills. The first three titles in the series, Baba Yaga and the Magic Geese, Imo and The King, and The Little Samurai, are based on folk tales from Russia, Africa and Japan, respectively, and were released in Fall 1995 on a combined Windows / Macintosh CD-ROM. These titles, which accounted for 22% of the Company's consumer software operation's net revenues for the year ended March 31, 1996, are currently available nationwide in most major software retail outlets and mail order catalogs at prices ranging from $20 to $35. Three additional titles in the series, Liam Finds a Story, Sleeping Cub's Test of Courage, and The Princess and the Crab, are based on folk tales from Ireland, Native America, and Italy and are scheduled for release in Fall 1996. Pursuant to a licensing and distribution agreement, Davidson & Associates, Inc. is distributing these titles under its Magic Tales product line.

    KIDVENTURES is a series of CD-ROM based interactive adventures designed for children 4 to 8 years of age. The products feature friendly animal characters and are designed to promote creativity, discovery, and exploration through activities that encourage interaction and problem solving. The adventures unfold with extensive original animation, graphics, sound, and music. The first two titles in the series, Gregory and The Hot Air Balloon and Darby The Dragon are scheduled for release in Summer 1996 and will be on a combined Windows 3.1, Windows 95, and Macintosh CD-ROM. Pursuant to a licensing and distribution agreement, Broderbund Software, Inc. will distribute these titles under its StoryQuests product line.

  PRODUCT DEVELOPMENT

    The Company's internal product development process includes design, animation, prototyping, software programming, computer graphic design, sound recording and quality assurance. Product development personnel include educators with advanced degrees and/or teaching credentials and expertise in educational product design and curriculum. In addition, throughout the development process, the Company solicits input from parents, teachers, and children.

    COMPANY PRODUCTS. The Company depends on the successful development of products, including new titles and adaptations of existing titles. The length of time required to develop the Company's products typically ranges from six to twelve months. However, the timing and success of software product development is unpredictable due primarily to changing technological developments and the technological complexity of software products. If the Company's new products are not completed and/or introduced when planned, operating results and the ultimate success of products could be materially affected, particularly in view of the seasonality of the Company's business (See "Quarterly Fluctuations and Seasonality" below).

    PRODUCTS DEVELOPED FOR OTHERS. The Company performs software development services for others on a work-for-hire basis. Such services accounted for 59% and 45% of the Company's consumer software operation's net sales for the years ended March 1996 and 1995, respectively.

    During the last quarter of fiscal year 1995, the Company discontinued CD-i consumer publishing activities and began developing CD-i titles for Philips on a work-for-hire basis. Such services represented 39% of consumer software operation's revenues for the year ended March 1996. The Company does not expect to perform any CD-i development services for Philips during fiscal year 1997.

    In addition, the Company performed software development services, representing 15% and 10% of consumer software operation's net sales for the years ended March 1996 and 1995, for Simon & Schuster Interactive ("SSI"), a subsidiary of Viacom, Inc. Fiscal year 1996 revenues related to the Company's agreement to develop three 3D Learning Adventure titles for SSI. Under this agreement, the Company retains the rights to the 3D gaming software technology underlying these titles.

    RESEARCH AND DEVELOPMENT. Investment in research and development has allowed the Company to develop state-of-the-art technology for incorporation into its products. Approximately, $2,031,000 and

$2,362,000 was spent on consumer software research and development activities during fiscal years 1996 and 1995, respectively. The Company believes that continued significant investments in research and development are required to remain competitive in the computer software market.

    FUTURE PRODUCT DEVELOPMENT. The Company plans to increase its rate of new product development for both itself and others during fiscal year 1997, and is currently evaluating the feasibility of expansion into creation and development of CD-ROM entertainment titles for the teenage and adult markets.

    Although the Company does not plan to develop software for platforms other than CD-ROM in the coming year, it will continue to evaluate the need to adapt the Company's products to emerging hardware and software platforms and technologies. Technological advances provide opportunities for improvement in the sophistication, technical capabilities, and performance of software products. As a result of the emergence of new platforms, environments, and technologies, and increased competition, the Company expects continual significant increases in the amount of time and resources devoted to establishing technological and market feasibility of its products. There can be no assurance that the Company will be able to anticipate, evaluate, and adapt to changes in platforms and evolving technologies, or to do so in a timely or cost-effective manner.


  PRODUCTION FACILITIES

    The Company's Russian subsidiary employs approximately 135 highly-skilled animators, programmers, and graphic, background and sprite artists at its St.
Petersburg, Russia facility.   Although the Company does not anticipate any
significant change at its St. Petersburg facility, the current political and economic future of Russia is uncertain. In addition, economic conditions in Russia, including lower wage rates and lower standards of living, allow the Company to transact business in St. Petersburg at a relatively low cost structure. Changes in the political, social, or economic stability, or significant changes in the exchange rate of the Russian Ruble, could result in increased production costs and significant delays in the completion of new products. Any such changes could have a material adverse affect on the Company's operating results and/or financial condition.

    Igor Razboff, former President and CEO of Animation Magic, Inc., is employed at the Company's headquarters in Bethesda, Maryland. His responsibilities include management of the St. Petersburg facility. Mr. Razboff has entered into an employment agreement through March 1998 with the Company as Vice President, Consumer Production. If for any reason Mr. Razboff is unable to continue his employment with the Company, significant delays in the completion of products could result, adversely affecting the Company's operating results. The Company is in the process of obtaining a $1 million keyman insurance policy on Mr. Razboff.


  SALES, DISTRIBUTION, AND MARKETING

    Distribution channels through which consumer software products are sold are characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers, and the emergence of new retailers such as mass merchandisers. In addition, there are an increasing number of companies and products competing for access to these channels. Due to these factors and the Company's relatively small size and limited resources, it does not currently view publishing and self-distribution of its products as an appropriate alternative in achieving Company objectives. Accordingly, the Company has chosen to license its titles to leading distributors of childrens software products.

    The Company entered into worldwide licensing and distribution agreements for its Grandpa Tales and Kidventures series (See "Products" above) with Davidson & Associates, Inc. ("Davidson") and Broderbund Software, Inc. ("Broderbund"), two leading distributors of childrens software products. Under these agreements, the Company creates, develops, produces, and retains ownership of the original interactive software titles and Davidson and Broderbund test, replicate, manufacture, package, sell, market, distribute, supply customer support, and maintain warranty obligations for the products. After recovery of certain out-of-pocket expenses, the Company shares in product net revenues with the distributors.

    Although the Company does not specifically grant stock balancing rights to its distributors, distributors of the Company's products negotiate stock balancing terms and arrangements which allow retailers and sub-distributors to return products. Although the Company's distributors attempt to monitor and manage the volume of sales to such retailers and sub-distributors in order to avoid overstocking of products, it is difficult to exercise significant control over product stocking. Further, it is difficult for the Company and / or its distributors to accurately estimate allowances for new product sales or products sold through new distribution channels where there is limited history of past sales or little to no information regarding sales to end users. The Company's distributors believe that the rate of product returns may increase as mass merchandisers become an increasing percentage of product sales or other changes in distribution channels occur. Product returns exceeding distributor reserves for such, the loss of a distributor, and/or a distributor's loss of significant sales to retailer or sub-distributor accounts could materially adversely affect the Company's operating results and financial condition.

    The Company believes its licensing and distribution strategy allows it to concentrate on the timely creation and development of high-quality interactive software products while leaving the highly competitive and difficult task of obtaining shelf space to the larger well-established players in the industry. Although this strategy may result in lower revenues than could potentially be derived from self-distribution of its products, the Company feels that such a strategy carries lower risk than self-distribution, best positions the Company's products to obtain brand name recognition and loyalty, and should be continued given the existing retail environment.

    Consumer preferences for software products are difficult to predict and few consumer software products achieve sustained market acceptance. There can be no assurance that products introduced by the Company will achieve distribution, sales, or market acceptance or that such acceptance will be sustained for any significant period of time, any of which could have a material adverse affect on the Company's operating results and financial condition.


  COMPETITION

    The consumer software industry is intensely competitive. The Company's consumer software products compete with products from small companies with limited resources to large companies with vast financial, technical, distribution and marketing resources. Competitors include, but are not limited to, Softkey Inc., Broderbund Software Inc., Davidson & Associates, Edmark, The Learning Company, The Walt Disney Company, Sierra OnLine, Inc., Electronic Arts, and Microsoft.

    The Company believes that existing competitors are likely to broaden their product lines and that new competitors, including large hardware and software companies, media companies, and educational publishers, may enter the consumer software market, resulting in increased competition.

    An increasing number of high-quality competitive products are being offered by a growing number of companies -- all of which are battling for limited retail shelf space. The ever-increasing number of childrens software titles may limit the Company's ability to sell or distribute products, increase marketing and distribution costs, and create additional pricing pressures, any of which could have a material adverse effect on the Company's operating results and financial condition.

    Only a small percentage of products introduced to the consumer market ever achieve any degree of market acceptance. Competitive factors in the software industry include access to distribution, brand name recognition, quality, features, ease-of-use and pricing of products. The Company believes its products compete favorably with respect to quality, features, and ease-of-use and it plans to continue to pursue its business strategy of building strength in distribution channels and creating brand name recognition and loyalty for its software products during the coming year.


  PROPRIETARY RIGHTS

    The Company regards the software it develops and owns as proprietary and relies primarily on a combination of copyrights, trademarks, trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company has registered trademarks in the United States for certain of its product names and has pending trademark applications for certain additional product names. The Company believes that trademarks and copyrights are important, but less significant to the Company's success than factors such as the knowledge, ability, and experience of the Company's personnel, research and development, brand name recognition, and product loyalty.

    Most of the Company's products do not include any mechanisms to prevent or inhibit unauthorized copying, nor does the Company rely on shrink-wrap licenses which restrict copying and use of the products. The Company is aware that unauthorized copying occurs within the software industry; however, policing unauthorized use of the Company's products is difficult. While the Company is unable to determine the extent to which software piracy of its products exists, software piracy, is expected to be a persistent problem.

    The Company believes that its products, trademarks, and other proprietary rights do not infringe on the proprietary rights of third parties. As the number of software products increases and the functionality of these products further overlaps, software developers may become increasingly subject to infringement claims. There can be no assurances that third parties will not assert infringement claims against the Company with respect to current or future products, or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.


  QUARTERLY FLUCTUATIONS AND SEASONALITY

    The level of net sales realized by the Company in any quarter is principally dependent on the percentage of completion for work-for-hire projects and the number of titles shipped for published titles. Quarterly results may fluctuate as a result of product mix, product development expenditures, the number and timing of new product completions, and product shipments and returns. A significant portion of the Company's operating expenses are fixed and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected. As a result of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict. Any significant change from levels expected by securities analysts or shareholders could result in substantial volatility in the trading price of the Company's common stock.

    In addition, net sales derived from the Company's published products are typically highest in the Company's second and third quarters ending in September and December each year due primarily to the increased demand for products for the calendar year-end holiday selling season. There can be no assurance, however, that any quarterly fluctuations based on seasonality will continue.


  EMPLOYEES

    As of May 31, 1996, the Company employed 160 people on a full-time basis, including 154 in product development and 6 in finance and administration. Approximately 135 employees are located at the Company's Russian subsidiary. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company has never suffered a work stoppage.

    The Company believes its future success will depend, in part, on its continued ability to recruit and retain highly-skilled management, technical, and creative personnel. Competition for such employees is intense and the loss of services of key personnel could have a material adverse effect on the Company's operating results and financial condition. The Company is in the process of obtaining $1 million keyman insurance policies on Mr. Bogin (President and Chief Executive Officer), Mr. Razboff (Vice President - Consumer Production), and Mr. DeSharone (Executive Producer and Director - New Products).


  ITEM 2.  DESCRIPTION OF PROPERTY


         The Company leases approximately 15,000 square feet of office space at its headquarters in Bethesda, Maryland, pursuant to a noncancelable lease expiring in April 2004 with an option to renew for one additional five year term. The Company's subsidiary located in St. Petersburg, Russia leases approximately 7,000 square feet of office space pursuant to a lease expiring in March 1998. The Company believes its existing facilities are adequate to meet its current needs and that, if necessary, suitable additional or alternative space will likely be available on reasonably acceptable terms.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not party to, nor is it aware of, any threatened litigation of a material nature.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 1996.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Series A Warrants are traded on the NASDAQ Small-Cap Market System under the symbols CDIM and CDIMW, respectively. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by NASDAQ:

                                               HIGH                   LOW
                                               ----                   ---
 Fiscal Year Ended March 31, 1996
        First Quarter                          $4.25                 $2.50
        Second Quarter                          4.75                  2.75
        Third Quarter                           6.00                  3.69
        Fourth Quarter                          4.75                  3.13

 Fiscal Year Ended March 31, 1995
        First Quarter                          $9.38                 $5.75
        Second Quarter                          9.00                  6.38
        Third Quarter                           7.13                  3.75
        Fourth Quarter                          6.00                  3.50

         The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

         The Company has not paid cash dividends on its common stock since its organization and does not intend to pay any cash dividends in the foreseeable future. As of May 31, 1996, the Company had approximately 115 shareholders of record excluding shareholders whose stock is held in nominee or street name by brokers.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

BUSINESS DEVELOPMENTS

         In July 1995, the Company entered into a worldwide licensing and distribution agreement (the "Agreement") for six of its childrens edutainment titles for the Windows and Macintosh CD-ROM platforms with Davidson & Associates, Inc. ("Davidson"), a leading distributor of multimedia educational and entertainment software for both the home and school markets. Under the Agreement, the Company is developing six interactive storybooks based on folk tales from countries around the world. The titles are part of a Davidson line of products known as Magic Tales. Davidson is responsible for product testing, replication, manufacturing, packaging, sales, marketing, distribution, customer support, and warranty obligations. After recovery of certain out-of-pocket expenses, the Company and Davidson share in product net revenues. The first three titles, Baba Yaga and the Magic Geese, Imo and the King, and The Little Samurai, were released in Fall 1995. The three additional titles in the series, Liam Finds a Story, Sleeping Cub's Test of Courage, and The Princess and the Crab, are scheduled for release in Fall 1996.

         On August 11, 1995, the Company sold certain assets, including the Company's interest in its InfoTravel and ShowMaster / ShowBuilder products, of its CD-i professional business to Philips Media, Inc. ("Philips") in consideration for all of Philips' 825,088 shares of Capitol Multimedia, Inc. Common Stock, a cash payment of $500,000, and minimum royalty guarantees of $750,000. As a result of the sale, the Company no longer provides CD-i services to the professional market.

         In February 1996, the Company entered into a worldwide licensing and distribution agreement (the "Agreement") for two of its childrens edutainment titles for the Windows and Macintosh CD-ROM platforms with Broderbund Software, Inc. ("Broderbund"), a leading distributor of childrens software products. Under the Broderbund Agreement, the Company developed Gregory and the Hot Air Balloon and Darby the Dragon, two interactive adventure titles featuring feature friendly animal characters appealing to children ages 4-8. These titles are part of a Broderbund line of products known as StoryQuests and are scheduled for release in Summer 1996. Pursuant to the Agreement, Broderbund is responsible for product testing, replication, manufacturing, packaging, sales, marketing, distribution, customer support, and warranty obligations. After recovery of certain out-of-pocket expenses, the Company and Broderbund share in product net revenues.

PRESENTATION

         Since the Company's August 11, 1995 sale of assets relating to its CD-i professional business, it has focused solely on the creation and development of consumer multimedia software products. Accordingly, the discussion and analysis of the Company's results of operations compares pro forma results for the year ended March 31, 1996 to pro forma results for the year ended March 31, 1995. The Company believes such comparison provides a more meaningful analysis of current and prior fiscal year results.

NET SALES

          The composition of net sales for the years ended March 31, 1996 and 1995 are as follows:


                                          MARCH 31         MARCH 31       %               $
                                            1996             1995       CHANGE          CHANGE
                                          ----------     -----------    ------          ------
Software development revenues             $2,332,463      $1,179,313      98%          $1,153,150
Consumer software sales & royalties        1,403,156         382,852     267%           1,020,304
CD-i licensing & distribution fees           232,616       1,085,760     (79%)           (853,144)
                                          -------------------------------------------------------
    Total net sales                       $3,968,235      $2,647,925      50%          $1,320,310
                                          =======================================================


        During the last quarter of fiscal 1995, the Company discontinued CD-i consumer publishing activities and began developing titles for Philips on a work-for-hire basis. This strategy resulted in the increase in software development revenues during the year ended March 1996. The Company does not expect to perform any CD-i development services for Philips during fiscal year 1997. The Company does, however, expect increases in work-for-hire revenues from other customers including, Simon & Schuster Interactive, to be greater than the decrease in software development revenue from Philips.

        Consumer software sales and royalties increased during the year due primarily to the Fall 1995 release of Baba Yaga and the Magic Geese, Imo and the King, and The Little Samurai, three of the Company's interactive CD-ROM storybooks. The Company expects consumer software sales and royalties to increase substantially during fiscal year 1997 as a result of the release of Gregory and the Hot Air Balloon and Darby the Dragon in Summer 1996 and Liam Finds a Story, Sleeping Cub's Test of Courage, and The Princess and the Crab in Fall of 1996.

        Historically, the Company received licensing and distribution fees from Philips as consideration for the exclusive right to distribute the Company's consumer CD-i titles. The decrease in these fees relates to a shift in strategy to developing titles for Philips on a work-for-hire basis rather than under licensing and distribution agreements. As a result of the Company's decision to discontinue CD-i consumer publishing activities, it does not expect to receive any material licensing and distribution fees in future periods.

        The level of net sales in any quarter realized by the Company is principally dependent on the percentage of completion of work-for-hire projects and the number of titles shipped for published products. Sales derived from the Company's published products are typically highest in the Company's second and third quarters ending in September and December each year due primarily to the increased demand for products for the calendar year-end holiday selling season. Quarterly results may also fluctuate as a result of product mix, the number and timing of new product completions, and product returns.

RESEARCH AND DEVELOPMENT

         Research and development decreased $331,000 or 14% to $2,031,000 for the year ended March 1996. This decrease relates to the March 1995 write-off of $747,000 in assets resulting from the Company's decision to discontinue publishing consumer titles for the CD-i and Sega-CD platforms, offset by a $382,000 increase relating to the elimination of capitalizing software development costs. The Company expects research and development to increase during fiscal year 1997 as a result of an expansion of its development and production capabilities; however, the Company does not expect research and development as a percentage of net sales to materially change.

         Although the Company does not anticipate any significant change at its St. Petersburg, Russia facility, the current political and economic future of Russia is uncertain. Economic conditions in Russia, including lower wage rates and lower standards of living, allow the Company to transact business in St. Petersburg at a relatively low cost structure. Changes in the political, social, or economic stability, or significant changes in the exchange rate of the Russian Ruble, could result in increased research and development costs and significant delays in the completion of new products. Any such changes could have a material adverse affect on the Company's operating results and/or financial condition.

AMORTIZATION OF CAPITALIZED SOFTWARE

         Since April 1995, the Company has not capitalized any software development costs as a result of the uncertainty regarding the realizability of such costs. Accordingly, amortization of capitalized software costs decreased $2,616,000 or 100% for the year ended March 1996. The Company does not expect to capitalize any software development costs in the foreseeable future.

DEPRECIATION

         The Company did not capitalize any portion of its depreciation relating to software development costs during fiscal year 1996. This change, offset by certain assets reaching full depreciable values, resulted in an increase of $17,000 or 15% to $132,000 for the year ended March 1996. The Company expects depreciation to increase during fiscal year 1997 as a result of an expansion of its development and production capabilities; however, the Company does not expect depreciation as a percentage of net sales to materially change.

GENERAL AND ADMINISTRATIVE

         General and administrative decreased $710,000 or 34% to $1,394,000 for the year ended March 1996 due to decreases of $217,000 relating to the expiration of consulting contracts, $293,000 resulting from a decrease in product advertising associated with the Company's fiscal year 1995 CD-ROM and Sega CD title releases, and $200,000 in efficiencies associated with the acquisition of Animation Magic, Inc. in February 1995.

         A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected.

INTEREST AND OTHER INCOME, NET

         Interest and other income consists primarily of interest income earned on the Company's cash and short-term investments and note receivable.
However, the $63,000 or 18% decrease in interest and other income for the year ended March 1996 relates primarily to a reduction in the recognition of revenue for services provided to the Company as partial consideration for the sale of post-production assets in June 1993.

GAIN ON SALE OF ASSETS

         In April 1994, the Company sold its 25% ownership interest in a CD-i software title, recognizing a gain of approximately $47,000 on the transaction.

INCOME TAXES

         The $16,000 in income taxes for the year ended March 1996 represents alternative minimum tax liabilities on income earned during the period. The Company's effective tax rate of 2% differed from the statutory rate due to partial recognition of deferred tax assets which were fully reserved at March 1995. The Company has fully reserved deferred tax assets of $3,508,000 at March 1996 and expects its effective tax rate to remain at 2% during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are its cash, cash equivalents, and short-term investments. During the year ended March 1996, cash, cash equivalents, and investments increased $859,000 or 25% to $4,324,000. This increase relates to $500,000 in proceeds from the sale of CD-i professional assets in August 1995, the collection of a $300,000 note receivable in November 1995, and $108,000 in cash generated from operations.

         Accounts receivable decreased $423,000 or 46% to $503,000 at March 1996 primarily as a result of a decrease in accounts receivable attributable to the Company's professional CD-i operations. Short-term notes and guaranteed royalties receivable increased $200,000 or 67% to $500,000 due to the collection of a $300,000 note receivable in November 1995, offset by a $500,000 guaranteed royalty due November 1996 and relating to the Company's sale of CD-i professional assets in August 1995.

         Long-term notes and guaranteed royalties receivable increased $323,000 or 35% to $1,244,000 at March 1996. $250,000 of the increase represents a minimum royalty guarantee due November 1997 resulting from the Company's sale
of certain CD-i professional assets in August 1995.   The additional $73,000
increase is attributable to accrued interest on an $800,000 long-term note receivable due July 1998.

         Capitalized software costs and goodwill decreased $161,500 and $601,000 or 100% as a result of the Company's sale of certain CD-i professional assets in August 1995.

         Accounts payable and accrued liabilities decreased $649,000 or 79% to $173,000 at March 1996 primarily as a result of a decrease in trade accounts and royalties payable of $237,000, and payments of $200,000 and $180,000 for intellectual property rights acquired in connection with the development of titles for Philips on a work-for-hire basis and management consulting fees and salaries, respectively.

         Unearned revenue and deferred rent decreased $295,000 or 82% to $66,000 at March 1996 due primarily to recognition of revenue on work-for-hire software development contracts accounted for under the percentage-of-completion method.

         The Company acquired 825,088 shares of its common stock and recognized a gain of $2.5 million in connection with its sale of certain CD-i professional assets to Philips Media, Inc. in August 1995.

         The Company will use its working capital to finance ongoing operations and fund the expansion of its development and production capabilities. Management expects its existing cash and short-term investments, cash generated from operations, and the collection of a $500,000 minimum royalty guarantee in November 1996 will be sufficient to meet the Company's expected liquidity and capital needs for the coming year.

         At March 31, 1996, the Company had outstanding Series A Warrants to purchase 408,200 shares of Common Stock at $5.72 per share. These warrants expire March 31, 1997, subject to extension by the Company. Pursuant to the redemption provision in the Warrant Agreement, the Company has the option of redeeming the warrants on an "all or nothing basis," and, given favorable market conditions, may do so. Exercise of these warrants would generate approximately $2,335,000 in cash.

         The Company continues to consider investments in or acquisitions of compatible businesses. However, there can be no assurance that the Company will make investments in or enter into business combinations with other entities. In the event that the Company engages in such transactions, it may require additional financial resources.

ITEM 7. FINANCIAL STATEMENTS





                         Report of Independent Auditors


The Board of Directors and Shareholders
Capitol Multimedia, Inc.

We have audited the accompanying consolidated balance sheets of Capitol Multimedia, Inc. as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capitol Multimedia, Inc. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                          /s/ Ernst & Young LLP


Vienna, Virginia
May 17, 1996

                            Capitol Multimedia, Inc.
                          Consolidated Balance Sheets

                                                                                         MARCH 31
                                                                                  1996              1995
                                                                               -----------------------------
 ASSETS
 Current assets:
     Cash and cash equivalents                                                 $1,961,393         $1,685,540
     Short-term investments                                                     2,362,975          1,779,410
     Accounts receivable, less allowance for doubtful accounts
       of $12,500 and $97,000 at March 31, 1996 and 1995, respectively            503,306            926,568
     Notes and guaranteed royalties receivable                                    500,000            300,000
     Prepaid expenses and other current assets                                    174,441            207,588
                                                                               -----------------------------
 Total current assets                                                           5,502,115          4,899,106

 Property and equipment:
     Technical equipment                                                        1,070,337          1,119,199
     Furniture and fixtures                                                        44,163             51,615

     Other equipment                                                               94,176             87,624
                                                                               -----------------------------
                                                                                1,208,676          1,258,438

     Less: accumulated depreciation                                              (841,861)          (784,147)
                                                                               -----------------------------
                                                                                  366,815            474,291

 Notes and guaranteed royalties receivable                                      1,244,074            920,446
 Capitalized software costs, net of accumulated
     amortization of $2,821,000 at March 31, 1995                                       -            161,511
 Goodwill, net of accumulated amortization of $213,000 at March
     31,1995                                                                            -            601,435
 Other long-term assets                                                            32,481             31,579
                                                                               -----------------------------
 Total assets                                                                  $7,145,485         $7,088,368
                                                                               =============================




See accompanying notes

                            Capitol Multimedia, Inc.
                          Consolidated Balance Sheets
                                  (continued)

                                                                       MARCH 31
                                                               1996                   1995
                                                            ----------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable and accrued liabilities               $   173,019           $    821,965
     Unearned revenue and deferred rent                          66,160                361,386
                                                            ----------------------------------
 Total current liabilities                                      239,179              1,183,351

 Other long-term liabilities                                     97,115                 80,360
                                                            ----------------------------------
 Total liabilities                                              336,294              1,263,711

 Commitments                                                          -                      -


 Shareholders' equity:
     Common stock, $.10 par value; 10,000,000
        shares authorized, 5,657,153 and 5,636,537
        shares issued and outstanding at March
        31, 1996 and 1995, respectively
                                                                565,715                563,654
     Additional paid-in capital                              15,817,202             15,760,921
     Accumulated deficit                                     (7,523,382)           (10,499,918)
                                                            ----------------------------------
                                                              8,859,535              5,824,657

 Less treasury stock, at cost, 825,088 shares at
      March 31, 1996                                         (2,050,344)                     -
                                                            ----------------------------------
 Total shareholders' equity                                   6,809,191              5,824,657
                                                            ----------------------------------
 Total liabilities and shareholders' equity                 $ 7,145,485           $  7,088,368
                                                            ==================================





See accompanying notes

                            Capitol Multimedia, Inc.
                     Consolidated Statements of Operations

                                                            YEAR ENDED MARCH 31
                                                       1996                       1995
                                                     ------------------------------------
 Net sales                                           $4,349,980               $ 4,218,402

 Operating expenses:
   Research and development                           2,368,511                 3,479,064
   Amortization of capitalized software                       -                 2,615,708
   Depreciation and amortization                        334,598                   209,154
   General and administrative                         1,513,106                 2,666,950
                                                     ------------------------------------
 Total operating expenses                             4,216,215                 8,970,876

 Operating income (loss)                                133,765                (4,752,474)

 Other income:
   Interest and other income, net                       363,695                   355,871
   Gain on sale of assets                             2,539,820                    47,234
                                                     ------------------------------------

 Income (loss) before income taxes                    3,037,280                (4,349,369)
 Provision for income taxes                              60,744                         -
                                                     ------------------------------------

 Net income (loss)                                   $2,976,536               $(4,349,369)
                                                     ====================================

 Net income (loss) per share                         $      .58               $      (.77)
                                                     ====================================

 Weighted average number of shares outstanding        5,235,483                 5,636,128
                                                     ====================================





See accompanying notes

                            Capitol Multimedia, Inc.
                Consolidated Statements of Shareholders' Equity

                                       COMMON STOCK            ADDITIONAL
                                                    PAR         PAID-IN          TREASURY STOCK         ACCUMULATED
                                    SHARES         VALUE        CAPITAL        SHARES      COST           DEFICIT          TOTAL
                                    ------        --------    -----------     --------     ---------     -----------     ----------
 Balance at March 31, 1994         5,634,175      $563,418    $15,754,472           -    $          -   $ (6,150,549)   $10,167,341

   Issuance of
     common stock pursuant to
     exercise of employee              2,362           236          6,449           -               -              -          6,685
     stock options

   Net loss                                -             -              -           -               -     (4,349,369)    (4,349,369)
                                   ------------------------------------------------------------------------------------------------
 Balance at March 31, 1995         5,636,537       563,654     15,760,921           -               -    (10,499,918)     5,824,657

   Issuance of common stock
      pursuant to exercise of
      employee stock options          20,616         2,061         56,281           -               -              -         58,342

 Repurchase of shares of common
   stock                                   -             -              -    (825,088)     (2,050,344)             -    (2,050,344)

   Net income                              -             -              -           -               -      2,976,536      2,976,536
                                   ------------------------------------------------------------------------------------------------
 Balance at March 31, 1996         5,657,153      $565,715    $15,817,202    (825,088)    $(2,050,344)  $ (7,523,382)   $ 6,809,191
                                   ================================================================================================





See accompanying notes

                            Capitol Multimedia, Inc.
                     Consolidated Statements of Cash Flows

                                                                                     YEAR ENDED MARCH 31
                                                                                   1996                1995
                                                                                --------------------------------
 OPERATING ACTIVITIES
 Net income (loss)                                                              $ 2,976,536          $ (4,349,369)
 Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Amortization of capitalized software costs                                           -             2,615,708
     Depreciation and amortization of property and equipment and
       goodwill                                                                     334,598               209,154
     Gain on sale of assets                                                      (2,539,820)              (47,234)
     Changes in assets and liabilities (net of effect from
       disposition):
       Accounts receivable                                                          425,762               (41,969)
       Prepaid expenses and other current assets                                    (79,890)              141,491
       Long-term notes, royalties, and other assets                                 (74,530)              (70,243)
       Accounts payable and accrued liabilities                                    (656,446)              271,356
       Unearned revenue and deferred rent                                          (278,471)               28,806
                                                                                ---------------------------------
 Net cash provided by (used in) operating activities                                107,739            (1,242,300)

 INVESTING ACTIVITIES
 Purchases of short-term investments                                             (3,793,569)          (10,315,629)
 Proceeds from sales of short-term investments                                    3,210,004            13,132,026
 Proceeds from sale of assets                                                       500,000               100,000
 Proceeds from note receivable                                                      300,000                     -
 Capitalized software costs                                                               -              (904,115)
 Capital expenditures                                                              (106,663)             (146,543)
                                                                                ---------------------------------
 Net cash provided by investing activities                                          109,772             1,865,739


 FINANCING ACTIVITIES
 Proceeds from sale of common stock                                                  58,342                 6,685
 Principal repayments of long-term debt                                                   -               (61,768)
                                                                                ---------------------------------
 Net cash provided by (used in) financing activities                                 58,342               (55,083)
                                                                                ---------------------------------

 Net increase in cash and cash equivalents                                          275,853               568,356
 Cash and cash equivalents at beginning of year                                   1,685,540             1,117,184
                                                                                ---------------------------------
 Cash and cash equivalents at end of year                                       $ 1,961,393          $  1,685,540
                                                                                =================================



See accompanying notes

                            Capitol Multimedia, Inc.
                          Notes To Financial Statement


1.  ORGANIZATION AND BUSINESS

Capitol Multimedia, Inc. (the "Company"), a Delaware corporation organized in 1982, creates, produces, and licenses interactive software for the CD-ROM (PC and Mac) platform.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS
For purposes of the statements of cash flows, cash and cash equivalents consist of cash in banks and investments in highly liquid, short-term instruments with original maturities of 90 days or less.

SHORT-TERM INVESTMENTS
The Company has classified all marketable investment securities as available-for-sale. Available-for-sale securities are carried at fair market value with unrealized gains and losses reported as a separate component of shareholders' equity. Any realized gains or losses and declines in value judged to be other than temporary are included in other income (expense). At March 31, 1996, marketable investment securities consisted of corporate bonds and U.S. Government backed notes, maturing at various dates, and in varying amounts, between 1996 and 1999. These securities are recorded at cost which approximates fair market value.

ACCOUNTS RECEIVABLE
Accounts receivable are recorded net of allowance for potential credit losses and sales returns.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and depreciated over estimated useful lives of three years. Repair and maintenance expenditures are charged to operations as incurred.

CAPITALIZED SOFTWARE COSTS
Software development costs incurred beyond the point of demonstrated technological feasibility are capitalized. Capitalization ceases when a product is available for general release to customers. All capitalized software is amortized on a product-by-product basis using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues with minimum amortization based on a straight-line method over the product's useful life.

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs requires considerable judgment by management with respect to numerous external factors, including, but not limited to, anticipated future gross revenues, competition, estimated economic lives and changes in software and hardware technologies. Provisions for declines in the net realizable value of capitalized software costs are made in the period in which they first become determinable (Note 3).

GOODWILL
Goodwill represents the excess purchase price paid over the net assets acquired in the purchase of Philips Media's (Philips) partnership interest in a joint venture during fiscal 1992. The goodwill balance was written-off in connection with the Company's sale of professional CD-i assets in 1996 (Note 5).

REVENUE RECOGNITION
Revenue derived from the sale of software and hardware products and software licensing arrangements is recognized in accordance with Statement of Position 91-1 "Software Revenue Recognition." Revenue from the sale of hardware and software products, net of allowances for returns, is recognized upon shipment. Licensing fees and royalties pursuant to licensing arrangements are recognized when the Company fulfills all its obligations in accordance with such agreements.

Revenues related to software development services are recorded as services are rendered and costs incurred. The Company accounts for long-term contracts under the percentage-of-completion method and records revenues as work on contracts progresses. Provisions for anticipated losses are made in the period in which they first become determinable. Under software development arrangements, the Company may retain a

                           Capitol Multimedia, Inc.
                        Notes To Financial Statements


residual royalty interest for product sales and/or ownership of software or other assets for the Company's future use.

Unearned revenue represents payments received in advance of the performance of software development services.

STOCK-BASED COMPENSATION
In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. FAS No. 123 permits a company to choose either a new fair value-based method or the current Accounting Principles Board Opinion No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. The Company has elected to continue to follow its current practice, but will, in fiscal year 1997, provide the FAS No. 123 required pro forma disclosures of net income and earnings per share computed as if the fair value-based method had been applied.

INCOME TAXES
The Company accounts for income taxes under the liability method.

NET INCOME (LOSS) PER SHARE
Primary net income (loss) per share is based on the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The treasury stock method is used in computing the common stock equivalents. For purposes of this computation, the weighted average number of common shares outstanding has been restated for all periods to include the common stock issued in the pooling of interests transaction with Animation Magic, Inc. (Note
4).

RECLASSIFICATION
Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

GEOGRAPHIC AREA OF OPERATIONS
At March 31, 1996, approximately 80% of the Company's labor force was employed by Company's subsidiary in St. Petersburg, Russia.

FOREIGN CURRENCY TRANSACTIONS
As the functional currency of the Company's foreign subsidiary is the United States dollar, the Company does not record foreign currency translation adjustments. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency and are generally included in determining net income (loss) for the period in which the exchange rate changes. Such amounts were not material for fiscal years 1996 or 1995.

3.  CAPITALIZED SOFTWARE COSTS

The Company recognizes that the increase in the number of emerging formats and new titles in the entertainment software industry has significantly reduced the predictability of market acceptance and shelf life for products and therefore, has not capitalized any software development costs since April 1, 1995.

Due to the changing retail environment and increased competition in the marketplace, the Company reduced its capitalized software costs on completed titles to their estimated net realizable values at March 31, 1995. The effect of accelerating amortization for this reduction was to increase net loss by $2,326,000. In addition, during 1995, the Company expensed $747,000 in assets relating to its decision to discontinue publishing titles for the CD-i and Sega CD platforms. The aggregate amount of these write-downs increased the net loss by $3,073,000 or $.55 per common share.

4.  ACQUISITION OF ANIMATION MAGIC, INC.

On February 13, 1995, the Company acquired all of the outstanding stock of Animation Magic, Inc. (AMI) in exchange for 703,750 shares of the Company's common stock. The transaction was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include the accounts of the Company, AMI and its wholly owned Russian subsidiary for all periods presented.

                            Capitol Multimedia, Inc.
                         Notes To Financial Statements


Selected information for the period prior to the acquisition is as follows:

                                           PERIOD ENDED
                                        FEBRUARY 13, 1995
                                        -----------------
 Net sales:
   CMI                                      $ 3,476,066
   AMI                                          959,308
   Intercompany eliminations                   (338,100)
                                            -----------
      Combined                              $ 4,097,274
                                            -----------


 Net income (loss):
   CMI                                      $(1,077,350)
   AMI                                           65,927
                                            -----------
      Combined                              $(1,011,423)
                                            -----------

 Net loss per share:
   CMI                                      $      (.22)
                                            -----------
      Combined                              $      (.18)
                                            -----------

5.  SALE OF ASSETS

PROFESSIONAL CD-I ASSETS
On August 11, 1995, the Company entered into an Asset Purchase Agreement ("the Agreement") with Philips Media, Inc. ("Philips") to sell certain assets used by its professional CD-i operations. The terms of the sale provided for the return of all of Philips' 825,088 shares of Capitol Multimedia, Inc. Common Stock, a $500,000 cash payment at closing, and the payment of certain royalties to the Company for a four year period, including minimum royalty guarantees of $500,000 in November 1996 and $250,000 in November 1997. Under the Agreement, total royalty payments are not to exceed $2,000,000. In connection with the sale, the Company recognized a gain of approximately $2,500,000. The non-cash portions of this transaction have been excluded from the statements of cash flows. Pro forma statements of operations, assuming the sale of assets was consummated on April 1, 1994, are presented below.

                                                                 YEAR ENDED MARCH 31
                                                               1996               1995
                                                           ----------------------------------
                                                                     (Unaudited)
 Net sales                                                 $3,968,235             $ 2,647,925
 Operating expenses:
   Research and development                                 2,030,802               2,362,176
   Amortization of capitalized software                             -               2,615,708
   Depreciation                                               131,871                 114,545
   General and administrative                               1,393,951               2,103,750
                                                           ----------------------------------
 Total operating expenses                                   3,556,624               7,196,179
 Operating income (loss)                                      411,611              (4,548,254)
 Other income:
 Interest and other income, net                               293,923                 357,225
 Gain on sale of assets                                             -                  47,234
                                                           ----------------------------------
 Income (loss) before income taxes                            705,534              (4,143,795)
 Provision for income taxes                                    15,762                       -
                                                           ----------------------------------
 Net income (loss)                                         $  689,772             $(4,143,795)
                                                           ==================================
 Net income (loss) per share                               $      .14             $      (.86)
                                                           ==================================
 Weighted average number of shares outstanding              4,821,919               4,811,040
                                                           ==================================

                            Capitol Multimedia, Inc.
                         Notes To Financial Statements


VIDEO POST-PRODUCTION ASSETS
In connection with its June 1993 sale of video post-production assets, the Company holds a secured note for $800,000, interest accruing at 8.0% and compounding annually, principal plus accrued interest due on July 31, 1998 with an option to convert the note into stock of the purchaser at any time after the purchaser, in its sole discretion, reorganizes as contemplated from an S
Corporation to a C Corporation.   The interest rate on the note may be adjusted
from time to time over the term of the obligation as interest is charged at a rate equal to the interest rate set by the purchaser's bank in its loan for the purchase of the assets. Under the terms of the asset sale agreement, the Company agreed not to compete with the purchaser in the video post-production business for a five year period commencing June 1993.

6.  NET INCOME (LOSS) PER SHARE

The following table presents the components of the shares used to compute weighted average number of shares outstanding for the net income (loss) per share calculation.

                                                                        YEAR ENDED MARCH 31
                                                                        1996          1995
                                                                     -------------------------
   Weighted average number of shares
     outstanding during the year                                     5,120,117       5,636,128
   Incremental shares issuable pursuant to outstanding options
     and warrants                                                      115,366               -
                                                                     -------------------------
   Weighted average number of shares used in the computation of
     net income (loss) per share                                     5,235,483       5,636,128
                                                                     =========================

In computing net income per share using the treasury stock method, net income has been increased by $74,500 in interest income for the year ended March 31, 1996. Fully diluted and primary net income per share for the year ended March 31, 1996 were not materially different.

7.  CAPITAL STOCK

WARRANTS
At March 31, 1996, the Company had outstanding warrants to purchase 578,200 shares of its common stock, as follows:

In April 1992, the Company issued Series A Warrants to purchase 375,500 shares (344,500 warrants, each of which entitles the holder to purchase 1.09 shares of Common Stock) at an exercise price of $5.72 per share through March 31, 1997. In addition, the Company issued 30,000 warrants to an underwriter to purchase 30,000 units, each unit consisting of three shares of common stock and one Series A Warrant, at an exercise price of $18.45 per unit, exercisable for a four year period commencing March 31, 1993.

In April 1993, in connection with the Regulation S offering, the Company issued a warrant to purchase 80,000 shares of common stock to the placement agent at a price of $8.25 per share, exercisable for a four year period commencing April 9, 1994.

STOCK OPTIONS
At March 31, 1996, the Company had outstanding options to purchase 906,761 shares of its Common Stock as follows.

GRANTS PURSUANT TO EMPLOYMENT ARRANGEMENTS
During 1995, the Company granted options to purchase 330,000 shares of common stock, at prices ranging between $3.75 and $3.96 per share, pursuant to various employment arrangements. At March 31, 1996, 130,000 of these options were exercisable. These options expire at various dates, and in varying amounts, between 2002 and 2006.

NON-QUALIFIED EMPLOYEE STOCK OPTION PLAN
In 1993, the Company adopted the Amended and Restated 1991 Non-Qualified Capitol Multimedia, Inc. Employee Stock Option Plan (the Employee Plan). The Employee Plan permits the Company to grant

                            Capitol Multimedia, Inc.
                         Notes To Financial Statements


options for 616,000 shares of common stock to its employees and consultants. Options are granted at the fair market value of the Company's common stock on the date of grant. The following table sets forth employee stock options granted, exercised, canceled, and outstanding under the Employee Plan:

                                                 OUTSTANDING OPTIONS
                                                 -------------------
                                             NUMBER OF           EXERCISE
                                              OPTIONS              PRICE
                                            --------------------------------
 Balance at March 31, 1994                     250,568       $2.83 - $10.50
   Granted                                     298,715        6.25 -  $7.00
   Exercised                                    (2,362)          $2.83
   Canceled                                   (203,903)      $7.00 - $10.50
                                            --------------------------------

 Balance at March 31, 1995                     343,018       $2.83 - $10.50
   Granted                                     334,761       $3.75 -  $6.25
   Exercised                                   (20,616)          $2.83
   Canceled                                   (240,402)      $2.83 - $10.50
                                            --------------------------------

 Balance at March 31, 1996                     416,761       $3.75 - $6.375
                                            ================================


At March 31, 1996, 142,761 options outstanding under the Employee Plan were exercisable. There were 69,954 and 164,313 option shares available for grant under the Employee Plan at March 31, 1996 and 1995, respectively.

NON-QUALIFIED STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS
In 1995, the Company adopted the Amended and Restated 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (the Director Plan). The Director Plan permits the Company to grant options to purchase 300,000 shares of common stock to its non-employee directors. Grants of options to purchase 15,000 shares of common stock at fair market value are automatic upon a director's election to the Board and on the date of each subsequent annual meeting during a director's tenure. Each option granted under the Director Plan is exercisable only during the period in which the director is serving on the Company's Board or within the thirty day period following resignation or other termination. The following table sets forth non-employee director stock options granted, exercised, canceled, and outstanding under the Director Plan:


                                                    OUTSTANDING OPTIONS
                                                    -------------------
                                              NUMBER OF                 EXERCISE
                                              OPTIONS                     PRICE
                                            -------------------------------------------
 Balance at March 31, 1994                     225,000                $6.25 - $11.625
   Granted                                     100,000                    $7.875
   Exercised                                         -                      -
   Canceled                                    (50,000)                   $9.45
                                            -------------------------------------------
 Balance at March 31, 1995                     275,000                $6.25 - $11.625
   Granted                                     175,000                    $3.916
   Exercised                                         -                       -
   Canceled                                   (290,000)               $3.916 - 11.625
                                            -------------------------------------------
 Balance at March 31, 1996                     160,000                    $3.916
                                            ===========================================



At March 31, 1996, 160,000 options outstanding under the Director Plan were exercisable. There were 140,000 and 25,000 option shares available for grant under the Director Plan at March 31, 1996 and 1995, respectively.

                            Capitol Multimedia, Inc.
                         Notes To Financial Statements



8.  SIGNIFICANT CUSTOMERS

At March 31, 1996, the Company had sales of approximately $2,460,000 to two customers which represented 57% of net sales. At March 31, 1995, the Company had sales of approximately $2,629,000 to three customers which represented 62% of net sales.

9.  INCOME TAXES

The provision for income taxes includes a federal alternative minimum tax ("AMT") resulting from restrictions on the use of net operating loss carryforwards for AMT purposes.

Significant components of deferred tax assets as of March 31 are as follows:

                                                                      1996              1995
                                                                -------------------------------
 Deferred tax assets
     Net operating loss carryforwards                            $ 3,128,000       $ 4,078,000
     Depreciable and amortizable assets                                    -            15,000
     Unearned revenue                                                 11,000           168,000
     Allowance for doubtful accounts                                   5,000            39,000
     Alternative minimum tax credit carryfoward                       52,000                 -
     Investment tax credit  carryforwards                            281,000           281,000
     Other                                                            31,000            36,000
                                                                -------------------------------
     Total                                                         3,508,000         4,617,000
     Valuation allowance for deferred tax assets                  (3,508,000)       (4,617,000)
                                                                -------------------------------
     Net deferred tax assets                                     $         -       $         -
                                                                ===============================


At March 31, 1996, the Company had net operating loss carryforwards of $7,820,000. The valuation allowance for deferred tax assets decreased by $1,109,000 from 1995 to 1996 due to the use of net operating loss carryforwards. Net operating loss and investment tax credit carryforwards expire in varying amounts beginning in 1999 through 2010.

10.  COMMITMENTS

LEASE COMMITMENTS
The Company leases facilities under a noncancelable operating lease expiring in fiscal 2004 with an option to renew for an additional five year term. Total rent expense for operating leases amounted to $263,400 and $216,000 for the years ended March 31, 1996 and 1995, respectively.

At March 31, 1996, minimum annual commitments under noncancelable operating leases are as follows:


 FISCAL YEAR ENDING MARCH 31:
 ----------------------------
     1997                                  $   361,000
     1998                                      361,000
     1999                                      278,000
     2000                                      275,000
     2001                                      275,000
     Thereafter                                836,000
                                           -----------
     Total                                 $ 2,386,000
                                           ===========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Not applicable.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item is incorporated by reference to the information contained in the "Election of Directors" and "Executive Officers" sections of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information contained in the "Executive Compensation" section of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this item is incorporated by reference to the information contained in the "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" sections of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information contained in the "Transactions with Beneficial Owners, Directors, and Executive Officers" section of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS:

     A list of the exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and which is incorporated herein by reference.

  (B) REPORTS ON FORM 8-K

     On March 27, 1996, the Company filed a Form 8-K, disclosing the following unrelated amendments to previously filed exhibits: (i) The First Amendment to the Warrant Agreement Between the Company and North American Transfer Co. which extended the expiration date of the Company's Series A Warrants one year to March 31, 1997, and (ii) The First Amendment to the Registration Rights Agreement Dated February 13, 1995 which extended registration rights of pre-acquisition Animation Magic, Inc. shareholders one year to February 12, 1998. The Form 8-K was dated February 26, 1996.

FORWARD-LOOKING INFORMATION

     This report on Form 10-KSB contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above.

Among them, but not limited to these, are the anticipated growth of certain market segments; the positioning and release dates of Company products; quarterly fluctuations and seasonality; political, social and economic stability in Russia; the competitive environment in the software industry; dependence on certain distribution channels; dependence upon evolving technologies and hardware; and dependence on key personnel, all of which are difficult to predict and many of which are beyond the control of the Company. Additional information on these and other factors which could affect the Company's financial results are included in Company filings with the Securities and Exchange Commission, including without limitation its Registration Statements on Form S-3 (Registration Nos. 33-45725 and 333-2476, respectively), as amended.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CAPITOL MULTIMEDIA, INC.

By:            /s/ Robert I. Bogin
   ----------------------------------------
                 Robert I. Bogin
      President and Chief Executive Officer
                  June 13, 1996


                               POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints Robert I. Bogin and Catherine K. Hoopes and each of them, his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities to sign any and all amendments or supplements to this Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, lawfully do, or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Name                                         Title & Date
                    ----                                         ------------
             /s/ Robert I. Bogin                   President, Chief Executive Officer, and Chairman of
- - ---------------------------------------------      the Board of Directors
               Robert I. Bogin                     June 13, 1996


           /s/ Catherine K. Hoopes                 Chief Financial Officer (Principal Financial Officer)
- - ---------------------------------------------      June 13, 1996
             Catherine K. Hoopes


           /s/ Robin S. Rothstein                  Controller (Principal Accounting Officer)
- - ---------------------------------------------      June 13, 1996
             Robin S. Rothstein


            /s/ Philip R. Redmond                  Director
- - ---------------------------------------------      June 14, 1996
              Philip R. Redmond


            /s/ Bernard M. Frank                   Director
- - ---------------------------------------------      June 14, 1996
              Bernard M. Frank


          /s/ Nico B. M. Letschert                 Director
- - ---------------------------------------------      June 10, 1996
            Nico B. M. Letschert


             /s/ Igor R. Razboff                   Director
- - ---------------------------------------------      June 13, 1996
               Igor R. Razboff

                               INDEX OF EXHIBITS



      Exhibit
      Number                                                Exhibit Name                                            Page
      ------                                                ------------                                           -----
       *2.1            Agreement for the Acquisition of the Outstanding Stock of Animation Magic, Inc.--Management
                       Shareholders, dated December 15, 1994 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated February 13, 1995).

       *2.2            Agreement for the Acquisition of the Outstanding Stock of Animation Magic, Inc.--Minority
                       Shareholders, dated December 15, 1994 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated February 13, 1995).

       *2.3            Asset Purchase Agreement By and Between Capitol Multimedia, Inc. (as "Seller") and Philips
                       Media, Inc. (as "Purchaser") dated August 11, 1995 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated August 11, 1995).

       *3.1            Certificate of Incorporation, as amended (incorporated by reference herein to the exhibit filed with the Company's Form S-18 (or a Post-Effective Amendment thereto), Registration No.
                       33-45725-A).

       *3.2            Bylaws of the Company (incorporated by reference herein to the exhibit filed with the Company's
                       Form S-18 (or a Post-Effective Amendment thereto), Registration No. 33-45725-A).

       *4.1            Specimen of Stock Certificate-Common stock (incorporated by reference herein to the exhibit filed with the Company's Form S-18 (or a Post-Effective Amendment thereto), Registration No.
                       33-45725-A).

       *4.2            Specimen of Series A Warrant (incorporated by reference herein to the exhibit filed with the
                       Company's Form S-18 (or a Post-Effective Amendment thereto), Registration No. 33-45725-A).

       *4.3            Form of Underwriter Warrant  (incorporated by reference herein to the exhibit filed with the
                       Company's Form S-18 (or a Post-Effective Amendment thereto), Registration No. 33-45725-A).

       *4.4            Form of Warrant Agreement with Warrant Agent (incorporated by reference herein to the exhibit filed with the Company's Form S-18 (or a Post-Effective Amendment thereto), Registration No.
                       33-45725-A).

       *4.5            Amended and Restated 1991 Non-Qualified Capitol Multimedia, Inc. Employee Stock Option Plan
                       (incorporated by reference herein to the exhibit filed with the Company's Form 10-QSB dated
                       September 30, 1995).

       *4.6            Amended and Restated 1992 Non-Qualified Stock Option Plan for Non-Employee Directors
                       (incorporated by reference herein to the exhibit filed with the Company's 1995 Proxy
                       Statement).

       *4.7            First Amendment to the Warrant Agreement Between Capitol Multimedia, Inc. and North American
                       Transfer Co. (incorporated by reference herein to the exhibit filed with the Company's Form
                       8-K, dated February 26, 1996).

       *4.8            First Amendment to the Registration Rights Agreement Dated February 13, 1995 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated February 26, 1996).

       *9.1            Voting Trust Agreement-Noble Investment Co. of Palm Beach (incorporated by reference herein to the exhibit filed with the Company's Form S-18 (or a Post-Effective Amendment thereto),
                       Registration No. 33-45725-A).

                               INDEX OF EXHIBITS

       *10.19          Employment Agreement-Robert I. Bogin, President (incorporated by reference herein to the exhibit filed with the Company's Form S-18 (or a Post-Effective Amendment thereto),
                       Registration No. 33-45725-A).

       *10.27          Employment AgreementE-ECatherine K. Hoopes, Chief Financial Officer (incorporated by reference herein to the exhibit filed with the Company's Form 10-Q, dated June 30, 1992).

       *10.31          Placement Agreement with Noble Investment Co. of Palm Beach, March 31, 1993 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated April 8, 1993).

       *10.32          Placement Agent Warrant to Purchase Shares of Capitol Multimedia, Inc., April 8, 1993
                       (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated April
                       8, 1993).

       *10.33          Asset Purchase Agreement By And Between Henninger Video, Inc. And Capitol Multimedia, Inc.,
                       June 22, 1993--excluding exhibits and schedules (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated June 30, 1993).

       *10.37          First Amendment to Employment Agreement - Catherine K. Hoopes, Chief  Financial Officer, dated
                       February 3, 1993 (incorporated by reference herein to the exhibit filed with the Company's Form
                       10-QSB, dated June 30, 1993).

       *10.39          First Modification to Employment Agreement -- Catherine K. Hoopes, Chief Financial Officer,
                       April 1, 1995 (incorporated by reference herein to the exhibit filed with the Company's Form
                       8-K, dated April 1, 1995).

       *10.44          Employment Agreement between Capitol Multimedia, Inc. and Igor Razboff (contained in Exhibit
                       2.1).

       *10.45          Employment Agreement between Capitol Multimedia, Inc. and Dale DeSharone (contained in Exhibit
                       2.1).

       *21.1           List of Capitol Multimedia, Inc. Subsidiaries (incorporated by reference herein to the exhibit filed with the Company's Form 10-KSB, dated March 31, 1995).

       24.1            Powers of Attorney (contained on signature page hereof)                                            27

       27.1            Financial Data Schedule                                                                            30

       *99.1           Form of Indemnification Agreement as signed by directors and officers of the Company
                       (incorporated by reference herein to the exhibit filed with the Company's Form 10-QSB, dated
                       June 30, 1993).

         *   Incorporated by reference from the filing indicated