Form 10QSB
period 1996-06-30
CAPITOL MULTIMEDIA INC /DE/
filed 1996-08-14
CIK 884142

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         /  X  /  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

         /     /  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                 EXCHANGE ACT

               For the transition period from       to
                                             ------    ------

                        Commission file number:  0-20102

                            CAPITOL MULTIMEDIA, INC.
       (Exact name of small business issuer as specified in its charter)



                  Delaware                                               52-1283993
- -------------------------------------------               -----------------------------------------
      (State or other jurisdiction of                       (I.R.S. Employer Identification No.)
               incorporation)

                        7315 WISCONSIN AVE., SUITE 800 E
                              BETHESDA, MD  20814
                    (Address of principal executive office)


                                 (301) 907-7000
                           Issuer's telephone number


    Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                                Number Outstanding Shares
                           Title of Class                          as of August 9, 1996
                           --------------                          --------------------
                 Common Stock, $.10 Par Value                           4,832,065

    Transitional Small Business Disclosure Format:   Yes       No   X
                                                         -----    -----

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            Capitol Multimedia, Inc.
                          Consolidated Balance Sheets

                                                                     JUNE 30            MARCH 31
                                                               --------------------------------------
                                                                       1996               1996
                                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                     $     1,773,112    $      1,961,393
  Short-term investments                                              2,436,393           2,362,975
  Accounts receivable, less allowance for doubtful
    accounts of $12,500 at June 30, 1996 and
    March 31, 1996                                                      744,928             503,306
  Notes and guaranteed royalties receivable                             500,000             500,000
  Prepaid expenses and other current assets                             170,259             174,441
                                                               --------------------------------------
Total current assets                                                  5,624,692           5,502,115



Property and equipment:
  Technical equipment                                                 1,098,651           1,070,337
  Leasehold Improvements                                                 23,291                   -
  Furniture and fixtures                                                 44,163              44,163

  Other equipment                                                       110,501              94,176
                                                               --------------------------------------
                                                                      1,276,606           1,208,676


  Less: accumulated depreciation and amortization                      (885,487)           (841,861)
                                                               --------------------------------------
                                                                        391,119             366,815


Notes and guaranteed royalties receivable                             1,262,830           1,244,074
Other long-term assets                                                   32,481              32,481
                                                               --------------------------------------
Total assets                                                    $     7,311,122    $      7,145,485
                                                               ======================================




See accompanying notes

                            Capitol Multimedia, Inc.
                          Consolidated Balance Sheets
                                  (continued)

                                                                     JUNE 30            MARCH 31
                                                                       1996               1996
                                                               ----------------------------------------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                      $       305,180    $          173,019
  Unearned revenue and deferred rent                                     21,343                66,160
                                                               ----------------------------------------
Total current liabilities                                               326,523               239,179

Other long-term liabilities                                              93,668                97,115
                                                               ----------------------------------------
Total liabilities                                                       420,191               336,294


Commitments                                                                   -                     -


Shareholders' equity:
  Common stock, $.10 par value; 10,000,000
      shares authorized, and 5,657,153 shares
      issued and outstanding at June 30, 1996 and
      March 31, 1996                                                    565,715               565,715
  Additional paid-in capital                                         15,817,202            15,817,202
  Accumulated deficit                                                (7,441,642)           (7,523,382)
                                                               ----------------------------------------
                                                                      8,941,275             8,859,535


Less treasury stock, at cost, 825,088 shares at
   June 30, 1996 and March 31, 1996                                  (2,050,344)           (2,050,344)
                                                               ----------------------------------------
Total shareholders' equity                                            6,890,931             6,809,191
                                                               ----------------------------------------
Total liabilities and shareholders' equity                      $     7,311,122    $        7,145,485
                                                               ========================================





See accompanying notes

                            Capitol Multimedia, Inc.
                     Consolidated Statements of Operations

                                                                         THREE MONTHS ENDED
                                                                               JUNE 30
                                                                       1996               1995
                                                               ------------------------------------------
                                                               - - - - - - - (Unaudited)- - - - - - - - -
Net sales                                                       $        1,012,549  $         1,396,181


Operating expenses:
  Research and development                                                 549,152              796,268
  Depreciation and amortization                                             43,626              186,157
  General and administrative                                               383,634              498,380
                                                               ------------------------------------------
Total operating expenses                                                   976,412            1,480,805



Operating income (loss)                                                     36,137              (84,624)


Other income:
  Interest and other income, net                                            60,003               62,332
  Gain on sale of assets                                                         -               52,791
                                                               ------------------------------------------

Income before income taxes                                                  96,140               30,499
Provision for income taxes                                                  14,400                    -
                                                               ------------------------------------------

Net income                                                      $           81,740  $            30,499
                                                               ==========================================

Net income per share                                            $              .02  $               .01
                                                               ==========================================

Weighted average number of shares outstanding                            4,832,065            5,640,042
                                                               ==========================================





See accompanying notes

                            Capitol Multimedia, Inc.
                     Consolidated Statements of Cash Flows

                                                                          THREE MONTHS ENDED
                                                                                JUNE 30
                                                                        1996               1995
                                                                ------------------------------------------
                                                                - - - - - - - (Unaudited)- - - - - - - - -
OPERATING ACTIVITIES

Net income                                                       $           81,740  $           30,499
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization of property and
     equipment and goodwill                                                  43,626             186,157
Changes in assets and liabilities (net of effect from
   disposition):
   Accounts receivable                                                     (241,622)            (70,503)
   Prepaid expenses and other current assets                                  4,182             (27,535)
   Long-term notes, royalties, and other assets                             (18,756)            (17,562)
   Accounts payable and accrued liabilities                                 132,161            (244,191)
   Unearned revenue and deferred                                            (48,264)           (299,445)
                                                                -----------------------------------------
Net cash used in operating activities                                       (46,933)           (442,580)


INVESTING ACTIVITIES
Purchases of short-term investments                                        (399,628)         (1,422,738)
Proceeds from sales of short-term investments                               326,210           1,189,410
Capital expenditures                                                        (67,930)            (24,961)
                                                                -----------------------------------------
Net cash used in investing activities                                      (141,348)           (258,289)


FINANCING ACTIVITIES
Proceeds from sale of common stock                                                -              23,214
                                                                -----------------------------------------
Net cash provided by financing activities                                         -              23,214
                                                                -----------------------------------------

Net decrease in cash and cash equivalents                                  (188,281)           (677,655)
Cash and cash equivalents at beginning of period                          1,961,393           1,685,540
                                                                -----------------------------------------
Cash and cash equivalents at end of period                       $        1,773,112           1,007,885
                                                                =========================================





See accompanying notes.

                            CAPITOL MULTIMEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)




1.  STATEMENT OF INFORMATION PROVIDED

The accompanying unaudited financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring entries) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three months ended June 30, 1996 and 1995, and the cash flows for the three months ended June 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's March 31, 1996 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and related notes in the Company's March 31, 1996 Annual Report on Form 10-KSB.


2.  RECLASSIFICATIONS

Certain amounts in the June 30, 1995 Statement of Operations and Statement of Cash Flows have been reclassified to conform to the June 30, 1996 presentation.


3.  SALE OF ASSETS

In August 1995, the Company entered into an Asset Purchase Agreement ("the Agreement") with Philips Media, Inc. ("Philips") to sell certain assets used by its professional CD-i operations. The terms of the sale provided for the return of all of Philips' 825,088 shares of Capitol Multimedia, Inc. Common Stock, a $500,000 cash payment at closing, and the payment of certain royalties to the Company for a four year period, including minimum royalty guarantees of $500,000 in year one and $250,000 in year two. In connection with the sale, the Company recognized a gain of approximately $2,500,000.

                            CAPITOL MULTIMEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)




Pro forma statements of operations for the three months ended June 30, 1996 and 1995, assuming the sale of assets was consummated on April 1, 1994, are presented below:

                                                                         THREE MONTHS ENDED
                                                                     JUNE 30             JUNE 30
                                                                       1996               1995
                                                               ------------------------------------------
                                                                    - - - -  (Unaudited)- - - -
Net sales                                                       $        1,012,549  $         1,044,131

Operating expenses:
  Research and development                                                 549,152              511,982
  Depreciation and amortization                                             43,626               34,014
  General and administrative                                               383,634              408,670
                                                               ------------------------------------------
Total operating expenses                                                   976,412              954,666

Operating income                                                            36,137               89,465


Other income:
  Interest and other income, net                                            60,003               65,124

Income before income taxes                                                  96,140              154,589
Provision for income taxes                                                  14,400                3,092
                                                               ------------------------------------------

Net income                                                      $           81,740  $           151,497
                                                               ==========================================

Net income per share                                            $              .02  $               .03
                                                               ==========================================

Weighted average number of shares outstanding                            4,832,065            4,814,954
                                                               ==========================================


Common share equivalents have been excluded from the computation of net income per share for the periods ended June 30, 1996 and 1995 because their effect is anti-dilutive.


4.  SIGNIFICANT CUSTOMERS

At June 30, 1996, the Company had sales of $583,500 to two customers which represented 58% of net sales. At June 30, 1995 the Company had sales of approximately $1,065,000 to two customers which represented 76% of net sales.

                            CAPITOL MULTIMEDIA, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


BUSINESS DEVELOPMENTS

         During the quarter ended June 1996, the Company entered into an agreement with Davidson & Associates, Inc. ("Davidson") to develop an animated CD-ROM game for the adult market. The title is based upon Blizzard Entertainment's (a division of Davidson) WarCraft software series. Under the agreement, the Company retains ownership of the underlying software engine and receives a residual royalty interest in the product after a certain level of sales is achieved.

PRESENTATION

         Since the Company's August 1995 sale of assets relating to its CD-i professional business, it has focused solely on the creation and development of consumer multimedia software products. Accordingly, the discussion and analysis of the Company's results of operations compares pro forma results for the three months ended June 30, 1996 to pro forma results for the three months ended June 30, 1995. The Company believes such comparison provides a more meaningful analysis of current and prior fiscal year results.

NET SALES

         The composition of net sales for the three months ended June 30, 1996 and 1995 are as follows:



                                                                 JUNE 30       JUNE 30      %           $
                                                                   1996          1995     CHANGE     CHANGE
                                                                   ----          ----    -------     ------
                      Software development revenues              $623,500     $ 781,150    (20%)    $ (157,650)
                      Consumer software sales & royalties         389,049       186,040    109%        203,009
                      CD-i licensing & distribution fees               -         76,941   (100%)       (76,941)
                                                            ---------------------------------------------------
                          Total net sales                     $ 1,012,549   $ 1,044,131      3%      $ (31,582)
                                                            ===================================================

         Software development revenue decreased $157,650 or 20% due to a decrease of $699,000 in software development revenue from Philips Media, Inc. (OPhilipsO) offset by increases in work-for-hire revenues from other customers, including Simon & Schuster Interactive and Davidson & Associates, Inc. During fiscal year 1996, the Company developed titles for Philips on a work-for-hire basis. Although the Company does not expect to perform any development services for Philips during fiscal year 1997, the Company does expect current year increases in work-for-hire revenues from other customers to be greater than the decrease in software development revenue from Philips.

         Consumer software sales and royalties increased $203,009 or 109% primarily as a result of $250,000 in revenue related to shipment of Darby The Dragon to Broderbund Software, Inc., the product's distributor, offset by a $59,000 decrease in royalties relating to the Company's CD-i titles. The Company expects consumer software sales and royalties to increase substantially during fiscal year 1997 as a result of the commercial release of Gregory and the Hot Air Balloon and Darby The Dragon in summer 1996 and Liam Finds a Story, Sleeping Cub's Test of Courage, and The Princess and the Crab in fall of 1996.

                            CAPITOL MULTIMEDIA, INC.

         Historically, the Company received licensing and distribution fees from Philips as consideration for the exclusive right to distribute the Company's consumer CD-i titles. As a result of the Company's earlier decision to discontinue CD-i consumer publishing activities, it does not expect to receive any material licensing and distribution fees in future periods.

         The level of net sales in any quarter realized by the Company is principally dependent on the percentage of completion of work-for-hire projects and the number of titles shipped for published products. Sales derived from the Company's published products are typically highest in the Company's second and third quarters ending in September and December each year due primarily to the increased demand for products during the calendar year-end holiday selling season. Quarterly results may also fluctuate as a result of product mix, the number and timing of new product completions, and product returns.

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

DEPRECIATION AND AMORTIZATION

         The Company expects depreciation and amortization to increase during fiscal year 1997 as a result of expansion of its development and production capabilities; however, the Company does not expect depreciation and amortization as a percentage of net sales to materially change during fiscal year 1997.

GENERAL AND ADMINISTRATIVE

         A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected.

PROVISION FOR INCOME TAXES

         The provision for income taxes represents alternative minimum tax liabilities on income earned. The Company expects an effective tax rate of approximately 2% for fiscal year 1997. This rate differs from the statutory rate due to anticipated partial recognition of $3,508,000 in deferred tax assets which were fully reserved at March 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are its cash, cash equivalents, and short-term investments. During the quarter ended June 1996, cash, cash equivalents, and investments decreased $115,000 or 3% to $4,210,000. This decrease relates to $67,000 in capital expenditures and $47,000 used to fund operating activities.

                            CAPITOL MULTIMEDIA, INC.

         Accounts receivable increased $242,000 or 48% to $745,000 at June 1996 due primarily to the recognition of revenue relating to several of the Company's software development contracts.

         Accounts payable and accrued liabilities increased $132,000 or 76% to $305,000 primarily as a result of timing differences in salary and related payroll tax accruals at June 30, 1996.

         The Company will use its working capital to finance ongoing operations and fund the continued expansion of its development and production capabilities. Management expects its existing cash and short-term investments, cash generated from operations, and the collection of a $500,000 minimum royalty guarantee in November 1996 will be sufficient to meet the Company's expected liquidity and capital needs for the coming year.

         At June 30, 1996, the Company had outstanding Series A Warrants to purchase 408,200 shares of Common Stock at $5.72 per share. These warrants expire March 31, 1997, subject to extension by the Company. Pursuant to the redemption provision in the Warrant Agreement, the Company has the option of redeeming the warrants on an "all or nothing basis," and, given favorable market conditions, may do so. Exercise of these warrants would generate approximately $2,335,000 in cash.

         The Company continues to consider investments in or acquisitions of compatible businesses. However, there can be no assurance that the Company will make investments in or enter into business combinations with other entities. In the event that the Company engages in such transactions, it may require additional financial resources.


FORWARD LOOKING INFORMATION

         Except for the historical information contained in this Form 10-QSB, the information set forth herein includes forward looking statements that are dependent on certain risks and uncertainties. Important factors that could cause the actual results to differ materially from the anticipated results include, but are not limited to, the anticipated growth of certain market segments; the positioning, release dates, and consumer acceptance of Company products; quarterly fluctuations and seasonality; political, social and economic stability in Russia; the competitive environment and technological change in the software industry; and dependence on distribution channels and key personnel, all of which are difficult to predict and many of which are beyond the control of the Company. Additional information on these and other factors which could affect the Company's financial condition and/or results of operations are included in the Company's March 31, 1996 Form 10-KSB and Registration Statements on Form S-3 (Registration Nos. 33-45725-A and 333-2476) filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                            CAPITOL MULTIMEDIA, INC.





ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

           27.1     Financial Data Schedule

(b)      Reports on Form 8-K:

         None


                                   SIGNATURE


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CAPITOL MULTIMEDIA, INC.
                                             ------------------------
                                                   (Registrant)


Date:  August 13, 1996                             /s/ Catherine K. Hoopes
                                                   -----------------------
                                                   Catherine K. Hoopes
                                                   Chief Financial Officer &
                                                   Secretary / Treasurer