Form 10QSB
period 1996-09-30
CAPITOL MULTIMEDIA INC /DE/
filed 1996-11-14
CIK 884142

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

       [  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

       [     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
                For the transition period from ______ to ______

                        Commission file number:  0-20102


                            CAPITOL MULTIMEDIA, INC.

       (Exact name of small business issuer as specified in its charter)



            Delaware                                   52-1283993
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
         incorporation)


                        7315 WISCONSIN AVE., SUITE 800 E
                              BETHESDA, MD  20814
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
Yes   X    No
    -----     -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                               Number Outstanding Shares
          Title of Class                        as of November 11, 1996
          --------------                        -----------------------
  Common Stock, $.10 Par Value                         4,832,065

    Transitional Small Business Disclosure Format:   Yes          No   X
                                                         -----       -----




                            Exhibit Index on Page 15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            CAPITOL MULTIMEDIA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30         MARCH 31
                                                                       1996               1996
                                                               --------------------------------------
                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $      1,341,216   $       1,961,393
  Short-term investments                                               2,440,930           2,362,975
  Accounts receivable, less allowance for doubtful accounts of
    $6,000 and $12,500 at
    September 30, 1996 and March 31, 1996                                570,913             503,306
  Notes and guaranteed royalties receivable                              500,000             500,000
  Prepaid expenses and other current assets                               60,726             174,441
                                                               --------------------------------------
Total current assets                                                   4,913,785           5,502,115

Property and equipment:
  Technical equipment                                                  1,157,150           1,070,337
  Leasehold Improvements                                                  24,956                   -
  Furniture and fixtures                                                  44,163              44,163
  Other equipment                                                        110,501              94,176
                                                               --------------------------------------
                                                                       1,336,770           1,208,676

  Less: accumulated depreciation and amortization                       (933,876)           (841,861)
                                                               --------------------------------------
                                                                         402,894             366,815

Notes and guaranteed royalties receivable                              1,283,086           1,244,074
Other long-term assets                                                    32,481              32,481
                                                               --------------------------------------
Total assets                                                    $      6,632,246   $       7,145,485
                                                               ======================================



See accompanying notes
                                     Page 2

                            CAPITOL MULTIMEDIA, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                                   SEPTEMBER 30         MARCH 31
                                                                       1996               1996
                                                              ---------------------------------------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                      $        656,523   $         173,019
  Unearned revenue and deferred rent                                      21,343              66,160
                                                              ---------------------------------------
Total current liabilities                                                677,866             239,179

Other long-term liabilities                                               90,221              97,115
                                                              ---------------------------------------
Total liabilities                                                        768,087             336,294

Commitments                                                                    -                   -

Shareholders' equity:
  Common stock, $.10 par value; 25,000,000 and 10,000,000
    shares authorized and 5,657,153 shares issued at
    September 30, 1996 and March 31, 1996
                                                                         565,715             565,715
  Additional paid-in capital                                          15,817,202          15,817,202
  Accumulated deficit                                                 (8,468,414)         (7,523,382)
                                                              ---------------------------------------
                                                                       7,914,503           8,859,535

Less treasury stock, at cost, 825,088 shares at
    September 30, 1996 and March 31, 1996                             (2,050,344)         (2,050,344)
                                                              ---------------------------------------
Total shareholders' equity                                             5,864,159           6,809,191
                                                              ---------------------------------------
Total liabilities and shareholders' equity                      $      6,632,246   $       7,145,485
                                                              =======================================





See accompanying notes

                            CAPITOL MULTIMEDIA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     SEPTEMBER 30                           SEPTEMBER 30
                                                1996              1995                  1996              1995
                                           --------------------------------        --------------------------------
                                                 -----(Unaudited)-----                   -----(Unaudited)-----


Net sales                                   $    327,161     $   1,059,162         $   1,339,710     $   2,455,343

Operating expenses:
  Research and development                       619,042           521,823             1,168,194         1,318,091
  Depreciation and amortization                   48,389            80,552                92,015           266,709
  General and administrative                     299,602           381,657               683,236           880,037
  Consolidation charges                          462,566                 -               462,566                 -
                                           --------------------------------        --------------------------------
Total operating expenses                       1,429,599           984,032             2,406,011         2,464,837

Operating income (loss)                       (1,102,438)           75,130            (1,066,301)           (9,494)

Other income:
  Interest and other income, net                  75,666            99,205               135,669           214,328
  Gain on sale of assets                               -         2,539,820                     -         2,539,820
                                           --------------------------------        --------------------------------
Income (loss) before income taxes             (1,026,772)        2,714,155              (930,632)        2,744,654

  Income taxes                                         -            53,240                14,400            53,240
                                           --------------------------------        --------------------------------
Net income (loss)                           $ (1,026,772)    $   2,660,915         $    (945,032)    $   2,691,414
                                           ================================        ================================


Net income (loss) per share                      (.21)              .48                   (.20)             .49

Weighted average shares outstanding            4,832,065         5,650,842             4,832,065         5,645,442



See accompanying notes

                            CAPITOL MULTIMEDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED
                                                                             SEPTEMBER  30
                                                                        1996               1995
                                                                -------------------------------------
                                                                    - - - - - (Unaudited)- - - - -
OPERATING ACTIVITIES
Net (loss) income                                                $       (945,032)  $      2,691,414
Adjustments to reconcile net income to net cash used in
    operating activities:
         Depreciation and amortization of property and
    equipment and goodwill                                                 92,015            266,709
    Gain on sale of assets                                                      -         (2,539,820)
    Changes in assets and liabilities (net of effect from
         disposition):
         Accounts receivable                                              (67,607)          (396,847)
         Prepaid expenses and other current assets                        113,715           (105,016)
         Long-term notes, royalties, and other assets                     (39,012)           (36,328)
         Accounts payable and accrued liabilities                         483,504           (547,759)
         Unearned revenue and deferred rent                               (51,711)          (328,961)
                                                                -------------------------------------
Net cash used in operating activities                                    (414,128)          (996,608)

INVESTING ACTIVITIES
Purchases of short-term investments                                      (404,165)        (1,422,738)
Proceeds from sales of short-term investments                             326,210          2,910,757
Proceeds from sale of assets                                                    -            500,000
Capital expenditures                                                     (128,094)           (52,753)
                                                                -------------------------------------
Net cash (used in) provided by investing activities                      (206,049)         1,935,266

FINANCING ACTIVITIES
Proceeds from sale of common stock                                              -             33,150
                                                                -------------------------------------
Net cash provided by financing activities                                       -             33,150
                                                                -------------------------------------

Net (decrease) increase in cash and cash equivalents                     (620,177)           971,808
Cash and cash equivalents at beginning of period                        1,961,393          1,685,540
                                                                -------------------------------------
Cash and cash equivalents at end of period                       $      1,341,216          2,657,348
                                                                =====================================





See accompanying notes.

                            CAPITOL MULTIMEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)




1.  STATEMENT OF INFORMATION PROVIDED

The accompanying unaudited financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring entries) necessary to present fairly the financial position as of September 30, 1996 and March 31, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995, and the cash flows for the six months ended September 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's June 30, 1996 Quarterly Report on Form 10-QSB and March 31, 1996 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and related notes in the Company's June 30, 1996 Quarterly Report on Form 10-QSB and March 31, 1996 Annual Report on Form 10-KSB.

2.  RECLASSIFICATIONS

Certain amounts in the September 30, 1995 Statements of Operations and Statement of Cash Flows have been reclassified to conform to the September 30, 1996 presentation.

3.  NET INCOME (LOSS) PER SHARE

Primary earnings (loss) per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Common share equivalents consist of options and warrants to purchase common stock using the treasury stock method. Common share equivalents have been excluded from the computation of net loss per share for the periods ended September 30, 1996 as their effect is anti-dilutive. Fully diluted earnings per share for the periods ended September 30, 1995 are not materially different from primary earnings per share.

The following table presents the components of the shares used to compute net income (loss) per share at September 30, 1996 and 1995.

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         SEPTEMBER 30                        SEPTEMBER 30
                                                      1996             1995               1996             1995
                                                -------------------------------     -------------------------------

Weighted average shares outstanding during
  the period                                       4,832,065        4,821,677          4,832,065        4,818,316
Incremental shares outstanding prior to the
  sale of assets                                           -          367,702                  -          596,394
Incremental shares issuable pursuant to
  outstanding options and warrants                         -          461,463                  -          230,732
                                                -------------------------------     -------------------------------
Number of shares used in the computation of
  net income per share                             4,832,065        5,650,842          4,832,065        5,645,442
                                                ===============================     ===============================


In computing net income per share using the treasury stock method, net income has been increased by $74,500 in interest for the periods ended September 30, 1995.

                            CAPITOL MULTIMEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)




4.  SALE OF ASSETS

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

Pro forma statements of operations for the three and six months ended September 30, 1996 and 1995, assuming the sale of assets was consummated on April 1, 1995, are presented below:

                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                     SEPTEMBER 30                          SEPTEMBER 30
                                                 1996             1995                 1996             1995
                                         ------------------------------------   ----------------------------------
                                                 -----(Unaudited)-----                 -----(Unaudited)-----
Net sales                                    $    327,161     $  1,029,467         $  1,339,710     $  2,073,598

Operating expenses:
  Research and development                        619,042          468,400            1,168,194          980,382
  Depreciation and amortization                    48,389           29,968               92,015           63,982
  General and administrative                      299,602          352,212              683,236          760,882
  Consolidation charges                           462,566                -              462,566                -
                                         -----------------------------------    ----------------------------------
Total operating expenses                        1,429,599          850,580            2,406,011        1,805,246

Operating income (loss)                        (1,102,438)         178,887           (1,066,301)         268,352

Other income:
  Interest and other income, net                   75,666           79,432              135,669          144,556
                                         -----------------------------------    ----------------------------------
Income (loss) before income taxes              (1,026,772)         258,319             (930,632)         412,908
Income taxes                                            -            5,166               14,400            8,258
                                         -----------------------------------    ----------------------------------
Net income (loss)                            $ (1,026,772)    $    253,153         $   (945,032)    $    404,650


Net income (loss) per share                        (.21)            .05                  (.20)            .08

Weighted average shares outstanding             4,832,065        4,821,677            4,832,065        4,818,316

Common share equivalents have been excluded from the computation of net income
(loss) per share for the periods ended September 30, 1996 and 1995 as their effect is anti-dilutive.

                            CAPITOL MULTIMEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

5. CAPITAL STOCK

WARRANTS
At September 30, 1996, the Company had outstanding warrants to purchase 578,200 shares of its common stock, as follows:

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

STOCK OPTIONS
At September 30, 1996, the Company had outstanding options to purchase 1,334,261 shares of its Common Stock, as follows:

GRANTS PURSUANT TO ARRANGEMENTS
The Company has outstanding options, granted pursuant to various arrangements, to purchase 107,500 shares of its common stock at exercise prices of $3.75 and $6.625 per share. At September 30, 1996, 17,500 of these options were exercisable. 7,500 and 100,000 of these options expire in 1999 and 2006, respectively.

NON-QUALIFIED EMPLOYEE STOCK OPTION PLAN
In 1993, the Company adopted the Amended and Restated 1991 Non-Qualified Capitol Multimedia, Inc. Employee Stock Option Plan (the Employee Plan). Pursuant to an amendment adopted in 1996, the Employee Plan permits the Company to grant options for 1,500,000 shares of common stock to its employees and consultants. Options are granted at no less than the fair market value of the Company's common stock on the date of grant. The following table sets forth employee stock options granted, exercised, canceled, and outstanding under the Employee Plan:

                                                                 OUTSTANDING OPTIONS
                                                                 -------------------
                                                         NUMBER OF              EXERCISE
                                                          OPTIONS                 PRICE
                                                      -----------------------------------------

Balance at March 31, 1995                                  343,018           $2.83 -  $10.50
  Granted                                                  334,761           $3.75 -   $6.25
  Exercised                                                (20,616)              $2.83
  Canceled                                                (240,402)          $2.83 -  $10.50
                                                      -----------------------------------------

Balance at March 31, 1996                                  416,761           $3.75 -  $6.375
  Granted                                                  756,476           $2.65 -  $6.375
  Exercised                                                      -                   -
  Canceled                                                (166,476)          $3.75 -  $6.375
                                                      -----------------------------------------

Balance at September 30, 1996                            1,006,761           $2.65 -  $6.375
                                                      =========================================

At September 30, 1996, 201,785 options outstanding under the Employee Plan were exercisable and 363,954 option shares were available for grant.

                            CAPITOL MULTIMEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)





NON-QUALIFIED STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS
In 1995, the Company adopted the Amended and Restated 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (the Director Plan). The Director Plan permits the Company to grant options to purchase 300,000 shares of common stock to its non-employee directors. Grants of options to purchase 15,000 shares of common stock at fair market value are automatic upon a director's election to the Board and on the date of each subsequent annual meeting during a director's tenure. Each option granted under the Director Plan is exercisable for five years from the date of grant. The following table sets forth non-employee director stock options granted, exercised, canceled, and outstanding under the Director Plan:

                                                                 OUTSTANDING OPTIONS
                                                                 -------------------
                                                          NUMBER OF               EXERCISE
                                                            OPTIONS                PRICE
                                                     -------------------------------------------

Balance at March 31, 1995                                  275,000            $6.25 -  $11.625
  Granted                                                  175,000               $3.916
  Exercised                                                      -                  -
  Canceled                                                (290,000)           $3.916 - 11.625
                                                     -------------------------------------------

Balance at March 31, 1996                                  160,000               $3.916
  Granted                                                   90,000            $2.92 -  $3.916
  Exercised                                                      -                  -
  Canceled                                                 (30,000)           $2.92 - $3.916
                                                     -------------------------------------------

Balance at September 30, 1996                              220,000            $2.92 - $3.916
                                                     ===========================================

At September 30, 1996, 220,000 options outstanding under the Director Plan were exercisable and 80,000 option shares were available for grant.

6.  SIGNIFICANT CUSTOMERS

For the three and six months ended September 30, 1996, the Company had sales of approximately $92,000 and $675,000 to two customers which represented 23% and 50% of net sales, respectively. For the three and six months ended September 30, 1995 the Company had sales of approximately $637,000 and $1,438,000 to one customer which represented 60% and 59% of net sales, respectively.

                            CAPITOL MULTIMEDIA, INC.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

BUSINESS DEVELOPMENTS

         During the quarter ended June 1996, the Company entered into an agreement with Davidson & Associates, Inc. (ODavidsonO) to develop an animated CD-ROM game for the adult market. The title is based upon Blizzard Entertainment's (a division of Davidson) WarCraft software series. Under the agreement, the Company retains ownership of the underlying software engine and receives a residual royalty interest in the product after a certain level of sales is achieved.

         In July 1996, the Company announced the release of Gregory and the Hot Air Balloon and Darby The Dragon, two of its interactive animated adventures, by Broderbund Software, Inc., a leading publisher and distributor of interactive children's entertainment and educational software for both the home and school markets. These titles are part of a Broderbund line of products known as StoryQuestsa. In September 1996, three of the Company's international folk tale titles -- Liam Finds a Story, an Irish folk tale; Sleeping Cub's Test of Courage, a Native American folk tale; and The Princess and the Crab, an Italian folk tale, were released for distribution by Davidson & Associates, Inc., a subsidiary of CUC International, Inc., another industry leader, under its Magic Talesa product line.

         In September 1996, the Company announced that it would be consolidating its Bethesda, Maryland headquarters with current operations in Massachusetts by the end of 1996. In addition, the Company disclosed that its President and Chief Executive Officer, Robert I. Bogin, and its Chief Financial Officer and Secretary / Treasurer, Catherine K. Hoopes, had chosen not to relocate to Massachusetts. Mr. Bogin resigned as President and CEO effective September 12, 1996. He will remain employed by the Company through December 1996 and continue to serve as a director of the Company. Ms. Hoopes' resignation is effective February 28, 1997. The Company's Board of Directors selected Igor R. Razboff, previously Vice President of Production and one of the Company's largest shareholders, as Chairman of the Board and Chief Executive Officer. The Board of Directors also selected Luda Kopeikina, most recently Vice President of GE Information Services, as President. Ms. Kopeikina is married to Mr. Razboff.

PRESENTATION

         Since the Company's August 1995 sale of assets relating to its CD-i professional business, it has focused solely on the creation and development of consumer multimedia software products. Accordingly, the discussion and analysis of the Company's results of operations compares results for the three and six months ended September 30, 1996 to pro forma results for the three and six months ended September 30, 1995. The Company believes such comparison provides a more meaningful analysis of current and prior fiscal year results.

                            CAPITOL MULTIMEDIA, INC.



NET SALES

         The composition of net sales for the three and six months ended September 30, 1996 and 1995 is as follows:

                                           Three Months Ended                            Six Months Ended
                                              September 30                                 September 30
                                                                  %                                             %
                                     1996           1995        Change           1996           1995          Change
                                 -----------------------------------------   ----------------------------------------
Software development revenue       $ 100,409     $  498,445      (80%)        $   723,909    $ 1,279,595      (43%)

Consumer software sales and
  royalties                          266,752        375,347      (40%)            615,801        561,387       10%

Licensing and distribution
  fees                                   -          155,675      (100%)               -          232,616     (100%)
                                 -----------------------------------------   ----------------------------------------

  Total net sales                  $ 327,161     $1,029,467       (68%)       $ 1,339,710    $ 2,073,598      (35%)
                                 =========================================   ========================================




         Software development revenue decreased $398,000 or 80% and $556,000 or 43% for the three and six months ended September 1996 due to decreases of $477,000 and $1,176,000 in software development revenue from Philips Media, Inc. ("Philips") offset by increases in work-for-hire revenues from other customers, including Simon & Schuster Interactive and Davidson & Associates, Inc. During fiscal year 1996, the Company developed titles for Philips on a work-for-hire basis. The Company; however, does not expect to perform any development services for Philips during fiscal year 1997. Further, due to software publisher reductions in third party title development, the Company expects current year software development revenues to be less than those generated during fiscal year 1996.

         During the quarter ended September 1996, two of the Company's interactive animated adventures were released by Broderbund Software, Inc. and three of the Company's international folk tale titles were released by Davidson & Associates, Inc. Due however to lower order and higher return rates, consumer software sales and royalties decreased $148,500 or 40% during the three months ended September 1996. Primarily as a result of the recognition of $250,000 in revenue relating to the June 1996 shipment of Darby The Dragon to Broderbund Software, Inc., the product's distributor, fiscal year 1996 year-to-date consumer software sales and royalties remained relatively constant. The Company expects slowed growth in the consumer software market and the oversupply of children's CD-ROM software titles to result in an overall decrease in fiscal year 1997 consumer software sales and royalties.

         Historically, the Company received licensing and distribution fees from Philips as consideration for the exclusive right to distribute the Company's consumer CD-i titles. As a result of the Company's fiscal year 1995 decision to discontinue CD-i consumer publishing activities, it does not expect to receive any material licensing and distribution fees in future periods.

         The level of net sales realized in any quarter is principally dependent on the percentage of completion of work-for-hire projects and the number of titles shipped and / or sold for published products. As a result of the intense competition for sales of children's animated and story adventure titles, the Company cannot currently predict any seasonal consumer software sales fluctuations. Quarterly results may fluctuate as a result of product mix, the number and timing of new product completions, and product returns.

                            CAPITOL MULTIMEDIA, INC.





RESEARCH AND DEVELOPMENT

         Research and development increased $151,000 or 32% and $188,000 or 19% for the three and six months ended September 1996. These increases are due primarily to a liquidation of $94,000 of inventory associated with CD-ROM and Sega CD products no longer distributed by the Company and expansion of the Company's development and production capabilities.

         The Company does not expect fiscal year 1997 research and development expenses to be materially different than those incurred during fiscal year 1996; however, as a result of an estimated decrease in net sales, the Company expects research and development as a percentage of net sales to increase.

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

GENERAL AND ADMINISTRATIVE

         General and Administrative decreased $53,000 or 15% and $77,500 or 10% for the three and six months ended September 1996 primarily due to a reversal of a pro rata accrual of fiscal year 1997 management bonuses. The Company expects to incur approximately $100,000 in one-time general and administrative charges, the majority of which will be recognized during the quarter ended December 1996, relating to the consolidation of its Bethesda, Maryland headquarters with current operations in Massachusetts.

A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected.

CONSOLIDATION CHARGES

         During the quarter ended September 1996, the Company recognized $462,500 in one-time consolidation charges consisting of severance benefits and fees relating to subleasing its facilities in Maryland.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are its cash, cash equivalents, and short-term investments. During the six months ended September 1996, cash, cash equivalents, and investments decreased $542,000 or 13% to $3,782,000. This decrease relates to $128,000 in capital expenditures and $414,000 used to fund operating activities.

                            CAPITOL MULTIMEDIA, INC.




         Accounts receivable increased $68,000 or 13% to $571,000 at September 1996 due primarily to the recognition of revenue relating to several of the Company's software development contracts.

         Prepaid expenses and other current assets decreased $114,000 or 65% to $61,000 primarily as a result of liquidation of $94,000 in inventory associated with CD-ROM and Sega CD products no longer distributed by the Company.

         Accounts payable and accrued liabilities increased $483,500 or 279% to $656,500 primarily due to the accrual of $462,500 in one-time charges associates with the Company's consolidation of its Bethesda, Maryland headquarters with current operations in Massachusetts.

         Unearned revenue and deferred rent decreased by $45,000 or 68% to $21,000 due to recognition of revenue on software development contracts accounted for under the percentage of completion method.

         The Company will use its working capital to finance ongoing operations. Management expects its existing cash and short-term investments and the collection of a $500,000 minimum royalty guarantee in November 1996 to be sufficient to meet the Company's expected liquidity and capital needs for the coming year.

         At September 30, 1996, the Company had outstanding Series A Warrants to purchase 408,200 shares of Common Stock at $5.72 per share. These warrants expire March 31, 1997, subject to extension by the Company. Pursuant to the redemption provision in the Warrant Agreement, the Company has the option of redeeming the warrants on an "all or nothing basis," and, given favorable market conditions, may do so. Exercise of these warrants would generate approximately $2,335,000 in cash.

         The Company continues to consider investments in or acquisitions of compatible businesses. However, there can be no assurance that the Company will make investments in or enter into business combinations with other entities. In the event that the Company engages in such transactions, it may require additional financial resources.

FORWARD LOOKING INFORMATION

         Except for the historical information contained in this Form 10-QSB, the information set forth herein includes forward looking statements that are dependent on certain risks and uncertainties. Important factors that could cause the actual results to differ materially from the anticipated results include, but are not limited to, the anticipated slowed growth of certain market segments; the positioning, release dates, and consumer acceptance of Company products; quarterly fluctuations and seasonality; political, social and economic stability in Russia; the competitive environment and technological change in the software industry; and dependence on distribution channels and key personnel, all of which are difficult to predict and many of which are beyond the control of the Company. Additional information on these and other factors which could affect the Company's financial condition and/or results of operations are included in the Company's March 31, 1996 Form 10-KSB and Registration Statements on Form S-3 (Registration Nos. 33-45725-A and 333-2476) filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.

                            CAPITOL MULTIMEDIA, INC.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on August 22, 1996. The following voting matters were approved at the meeting:

                                                                            Against/                   Broker
                                                                 For        Withheld     Abstain     Non-Votes
                                                                 ---        --------     -------     ---------
1.   Election of six persons to the Board of Directors to
     hold office until the next Annual Meeting or until
     their successors have been elected and qualified or
     their earlier resignation or removal:
         Robert I. Bogin                                      3,371,483       421,378       -            -
         Bernard M. Frank                                     3,712,733        80,128       -            -
         Nico B.M. Letschert                                  3,712,633        80,228       -            -
         Philip R. Redmond                                    3,712,733        80,128       -            -
         Igor R. Razboff                                      3,712,733        80,128       -            -
         Craig J. Cox                                         3,712,733        80,128       -            -

2.   Ratification and Approval of an Amendment to the
     Company's Amended and Restated 1992 Non-Qualified
     Stock Option Plan for Non-Employee Directors
     extending the period during which a director may
     exercise an option following resignation or other
     termination of service.                                  3,184,576       167,240       17,800       423,245

3.   Ratification and Approval of an Amendment to the
     Company's Amended and Restated 1991 Non-Qualified
     Employee Stock Option Plan increasing the number of
     authorized shares of Common Stock issuable under the
     Plan from 616,000 to 1,500,000.                          1,262,375       256,599       14,100     2,259,787

4.   Ratification and Approval of an Amendment to the
     Company's Certificate of Incorporation increasing the
     authorized number of shares of Common Stock from
     10,000,000 to 25,000,000.                                3,127,032       274,604       16,350       374,875

5.   Ratification of Ernst & Young LLP as independent
     accountants for the 1997 fiscal year.                    3,784,261         4,500        4,100       -


ITEM 5.  OTHER INFORMATION

Not Applicable.

                            CAPITOL MULTIMEDIA, INC.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         3.1     Certificate of Incorporation, as amended on September 2, 1996.

         4.5 Amended and Restated 1991 Non-Qualified Capitol Multimedia, Inc. Employee Stock Option Plan.

         4.6 Amended and Restated 1992 Non-Qualified Stock Option Plan for Non-Employee Directors.

         10.46 Employment Agreement between Capitol Multimedia, Inc. and Luda Kopeikina.

         10.47 Severance Agreement between Capitol Multimedia, Inc. and Robert I. Bogin.

         10.48 Severance Agreement between Capitol Multimedia, Inc. and Catherine K. Hoopes.

         27.1    Financial Data Schedule

(b)      Reports on Form 8-K:

         On October 4, 1996, the Company filed a Form 8-K disclosing that it would be consolidating its Bethesda, Maryland headquarters with current operations in Massachusetts by the end of 1996. In addition, the Company disclosed that its President and Chief Executive Officer, Robert I. Bogin, and its Chief Financial Officer and Secretary / Treasurer, Catherine K. Hoopes, had chosen not to relocate to Massachusetts. Mr. Bogin resigned as President and CEO effective September 12, 1996. He will remain employed by the Company through December 1996 and continue to serve as a director of the Company. Ms. Hoopes' resignation is effective February 28, 1997. The Company's Board of Directors selected Igor R. Razboff, previously Vice President of Production and one of the Company's largest shareholders, as Chairman of the Board and Chief Executive Officer. The Board of Directors also selected Luda Kopeikina, most recently Vice President of GE Information Services, as President. Ms. Kopeikina is married to Mr. Razboff. The Form 8-K was dated September 12, 1996.


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


                                               CAPITOL MULTIMEDIA, INC.
                                               ------------------------
                                                     (Registrant)


Date:  November 14, 1996                         /s/  Catherine K. Hoopes
                                                -------------------------
                                                 Catherine K. Hoopes
                                                 Chief Financial Officer &
                                                 Secretary / Treasurer