Form 10QSB
period 1996-12-31
CAPITOL MULTIMEDIA INC /DE/
filed 1997-02-14
CIK 884142

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
                 For the transition period from ______ to _____

                        Commission file number:  0-20102

                            CAPITOL MULTIMEDIA, INC.
       (Exact name of small business issuer as specified in its charter)



           Delaware                                      52-1283993
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation)


                          200 BAKER AVENUE, SUITE 300
                               CONCORD, MA  01742
                    (Address of principal executive office)


                                 (508) 287-5888
                           Issuer's telephone number


    Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                      Number Outstanding Shares
         Title of Class                                as of February 14, 1997
         --------------                                -----------------------
  Common Stock, $.10 Par Value                                4,832,065

    Transitional Small Business Disclosure Format:   Yes       No   X
                                                         -----    ------

    PART I - FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS



                            CAPITOL MULTIMEDIA, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         DECEMBER 31           MARCH 31
                                                            1996                 1996
                                                         --------------------------------
                                                         (Unaudited)
 ASSETS
 Current assets:                                         $1,115,962            $1,961,393
   Cash and cash equivalents
   Short-term investments                                 2,248,311             2,362,975
   Accounts receivable, less allowance for
     doubtful accounts of $6,000 and $12,500 at
     December 31, 1996 and March 31, 1996                 1,012,855               503,306
   Notes and guaranteed royalties receivable                250,000               500,000
   Prepaid expenses and other current assets                130,002               174,441
                                                         ----------------------------------
   Total current assets                                   4,757,130             5,502,115

 Property and equipment:
   Technical equipment                                    1,208,472             1,070,337
   Leasehold Improvements                                    33,495                     -
   Furniture and fixtures                                    44,163                44,163
   Other equipment                                          124,109                94,176
                                                         ----------------------------------
                                                          1,410,239             1,208,676

   Less: accumulated depreciation and amortization         (988,293)             (841,861)
                                                         ----------------------------------
                                                            421,946               366,815

 Notes and guaranteed royalties receivable                1,053,343             1,244,074
 Other long-term assets                                      40,872                32,481
                                                         ----------------------------------
 Total assets                                            $6,273,291            $7,145,485
                                                         ==================================


See accompanying notes

                            CAPITOL MULTIMEDIA, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)


                                                                        DECEMBER 31           MARCH 31
                                                                           1996                 1996
                                                                     --------------------------------------
                                                                        (Unaudited)
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued liabilities                          $      628,578        $      173,019
   Unearned revenue and deferred rent                                        21,343                66,160
                                                                     --------------------------------------
 Total current liabilities                                                  649,921               239,179

 Other long-term liabilities                                                 86,774                97,115
                                                                     --------------------------------------
 Total liabilities                                                          736,695               336,294

 Commitments                                                                      -                     -

 Shareholders' equity:
   Common stock, $.10 par value; 25,000,000 and
     10,000,000 shares authorized and 5,657,153
     shares issued at December 31, 1996 and
     March 31, 1996                                                         565,715               565,715
   Additional paid-in capital                                            15,817,202            15,817,202
   Accumulated deficit                                                   (8,795,977)           (7,523,382)
                                                                     --------------------------------------
                                                                          7,586,940             8,859,535

 Less treasury stock, at cost, 825,088 shares at
     December 31, 1996 and March 31, 1996                                (2,050,344)           (2,050,344)
                                                                     --------------------------------------
 Total shareholders' equity                                               5,536,596             6,809,191
                                                                     --------------------------------------
 Total liabilities and shareholders' equity                          $    6,273,291        $    7,145,485
                                                                     ======================================



See accompanying notes

                            CAPITOL MULTIMEDIA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                      DECEMBER 31                                 DECEMBER 31
                                                 1996             1995                      1996              1995
                                             ------------------------------             -------------------------------
                                                  -----(Unaudited)-----                       -----(Unaudited)-----
 Net sales                                   $  527,755        $1,034,466               $ 1,867,465         $3,489,809
 Operating expenses:

   Research and development                     494,129           505,404                 1,662,323          1,823,495
   Depreciation and amortization                 54,417            30,260                   146,432            296,969
   General and administrative                   409,161           363,484                 1,092,397          1,243,521
   Consolidation charges                              -                 -                   462,566                  -
                                             ------------------------------             -------------------------------
 Total operating expenses                       957,707           899,148                 3,363,718          3,363,985

 Operating income (loss)                       (429,952)          135,318                (1,496,253)           125,824

 Other income:

   Interest and other income, net                82,710            78,486                   218,379            292,814

   Gain on sale of assets                             -                 -                         -          2,539,820
                                             ------------------------------             -------------------------------
 Income (loss) before  income taxes            (347,242)          213,804                (1,277,874)         2,958,458

   Income taxes                                 (19,679)            4,276                    (5,279)            57,516
                                             ------------------------------             -------------------------------
 Net income (loss)                           $ (327,563)       $  209,528               $(1,272,595)        $2,900,942
                                             ==============================             ==============================

 Net income (loss) per share                       (.07)              .04                      (.26)               .55


 Weighted average shares outstanding          4,832,065         4,824,352                 4,832,065          5,371,745



See accompanying notes

                            CAPITOL MULTIMEDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                                 DECEMBER  31
                                                                             1996             1995
                                                                        ------------------------------
                                                                        - - - - - (Unaudited)- - - - -
             OPERATING ACTIVITIES

 Net (loss) income                                                       $(1,272,595)     $ 2,900,942
 Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization of property and
      equipment and goodwill                                                 146,432          296,969
   Gain on sale of assets                                                          -       (2,539,820)
   Changes in assets and liabilities (net of effect from disposition):
      Accounts receivable                                                   (509,549)        (112,570)
      Prepaid expenses and other current assets                               44,439         (157,961)
      Short-term guaranteed royalty receivable                               500,000                -
      Long-term notes, royalties, and other assets                           (67,660)         (55,774)
      Accounts payable and accrued liabilities                               455,559         (554,002)
      Unearned revenue, deferred rent, and other liabilities                 (55,158)        (116,031)
                                                                        ------------------------------
 Net cash used in operating activities                                      (758,532)        (338,247)

 INVESTING ACTIVITIES
 Purchases of short-term investments                                        (404,165)      (3,246,943)
 Proceeds from sales of short-term investments                               518,829        3,201,156
 Proceeds from sale of assets                                                      -          800,000
 Capital expenditures                                                       (201,563)         (82,179)
                                                                        ------------------------------
 Net cash (used in) provided by investing activities                         (86,899)         672,034

 FINANCING ACTIVITIES
 Proceeds from sale of common stock                                                -           42,252
                                                                        ------------------------------
 Net cash provided by financing activities                                         -           42,252
                                                                        ------------------------------

 Net (decrease) increase in cash and cash equivalents                       (845,431)         376,039
 Cash and cash equivalents at beginning of period                          1,961,393        1,685,540
                                                                        ------------------------------
 Cash and cash equivalents at end of period                              $ 1,115,962        2,061,579
                                                                        ==============================





See accompanying notes.

                            CAPITOL MULTIMEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)



1.  STATEMENT OF INFORMATION PROVIDED

The accompanying unaudited financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring entries) necessary to present fairly the financial position as of December 31, 1996 and March 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995, and the cash flows for the nine months ended December 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's June 30, 1996 and September 30, 1996 Quarterly Reports on Form 10-QSB and March 31, 1996 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and related notes in the Company's June 30, 1996 and September 30, 1996 Quarterly Reports on Form 10-QSB and March 31, 1996 Annual Report on Form 10-KSB.

2.  RECLASSIFICATIONS

Certain amounts in the December 31, 1995 Statements of Operations and Statement of Cash Flows have been reclassified to conform to the December 31, 1996 presentation.

3.  NET INCOME (LOSS) PER SHARE

Primary earnings (loss) per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Common share equivalents consist of options and warrants to purchase common stock using the treasury stock method. Common share equivalents have been excluded from the computation of net loss per share for the periods ended December 31, 1996 as their effect is anti-dilutive. Fully diluted earnings per share for the periods ended December 31, 1995 are not materially different from primary earnings per share.

The following table presents the components of the shares used to compute net income (loss) per share at December 31, 1996 and 1995.

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   DECEMBER 31                            DECEMBER 31
                                                              1996             1995                   1996            1995
                                                           -----------------------------           --------------------------
   Weighted average shares outstanding during the
    period                                                  4,832,065         4,824,352             4,832,065       5,217,924
   Incremental shares issuable pursuant to
    outstanding options and warrants                                -                 -                     -         153,821
                                                           -----------------------------           --------------------------
   Number of shares used in the computation of net
    income per share                                        4,832,065         4,824,352             4,832,065       5,371,745
                                                           =============================           ==========================



In computing net income per share using the treasury stock method, net income has been increased by $74,500 in interest for the nine months ended December 31, 1995.

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

Pro forma statements of operations for the three and nine months ended December 31, 1996 and 1995, assuming the sale of assets was consummated on April 1, 1995, are presented below:

                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                              DECEMBER 31                                  DECEMBER 31
                                                         1996               1995                     1996              1995
                                                      -------------------------------             ------------------------------
                                                           -----(Unaudited)-----                      -----(Unaudited)-----
 Net sales                                            $  527,755          $1,034,466              $1,867,465         $3,108,064

 Operating expenses:
   Research and development                              494,129             505,404               1,662,323          1,485,786
   Depreciation and amortization                          54,417              30,260                 146,432             94,242
   General and administrative                            409,161             363,484               1,092,397          1,124,366
   Consolidation charges                                       -                   -                 462,566                  -
                                                      -------------------------------             ------------------------------
 Total operating expenses                                957,707             899,148               3,363,718          2,704,394

 Operating income (loss)                                (429,952)            135,318              (1,496,253)           403,670

 Other income:
   Interest and other income, net                         82,710              78,486                 218,379            223,042
                                                      -------------------------------             ------------------------------
 Income (loss) before income taxes                      (347,242)            213,804              (1,277,874)           626,712
 Income taxes                                            (19,679)              4,276                  (5,279)            12,534
                                                      -------------------------------             ------------------------------
 Net income (loss)                                      (327,563)            209,528              (1,272,595)           614,178

 Net income (loss) per share                              (.07)                .04                    (.26)               .13

 Weighted average shares outstanding                   4,832,065           4,824,352               4,832,065          4,820,328

Common share equivalents have been excluded from the computation of net income
(loss) per share for the periods ended December 31, 1996 and 1995 as their effect is anti-dilutive.

                            CAPITOL MULTIMEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

5. CAPITAL STOCK

WARRANTS
At December 31, 1996, the Company had outstanding warrants to purchase 578,200 shares of its common stock, as follows:

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

STOCK OPTIONS
At December 31, 1996, the Company had outstanding options to purchase 1,284,911 shares of its Common Stock, as follows:

GRANTS PURSUANT TO ARRANGEMENTS
The Company has outstanding options, granted pursuant to various arrangements, to purchase 107,500 shares of its common stock at exercise prices of $3.75 and $6.625 per share. At December 31, 1996, 17,500 of these options were exercisable. 7,500 and 100,000 of these options expire in 1999 and 2006, respectively.

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

                                                                                OUTSTANDING OPTIONS
                                                                                -------------------
                                                                           NUMBER OF            EXERCISE
                                                                            OPTIONS              PRICE
                                                                        ------------------------------------
 Balance at March 31, 1995                                                 343,018          $2.83 -  $10.50
   Granted                                                                 334,761          $3.75 -   $6.25
   Exercised                                                               (20,616)              $2.83
   Canceled                                                               (240,402)         $2.83 -  $10.50
                                                                        ------------------------------------
 Balance at March 31, 1996                                                 416,761          $3.75 -  $6.375
   Granted                                                                 831,476          $1.45 -  $6.375
   Exercised                                                                     -                -
   Canceled                                                               (290,826)         $3.75 -  $6.375
                                                                        ------------------------------------
 Balance at December 31, 1996                                              957,411          $1.45 -  $6.375
                                                                        ====================================


At December 31, 1996, 377,435 options outstanding under the Employee Plan were exercisable and 413,304 option shares were available for grant.

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

                                                                            OUTSTANDING OPTIONS
                                                                            -------------------
                                                                        NUMBER OF         EXERCISE
                                                                         OPTIONS            PRICE
                                                                        ------------------------------
 Balance at March 31, 1995                                                275,000      $6.25 - $11.625
   Granted                                                                175,000           $3.916
   Exercised                                                                    -             -
   Canceled                                                              (290,000)     $3.916 - 11.625
                                                                        ------------------------------

 Balance at March 31, 1996                                                160,000          $3.916
   Granted                                                                 90,000      $2.92 - $3.916
   Exercised                                                                    -            -
   Canceled                                                               (30,000)     $2.92 - $3.916
                                                                        ------------------------------

 Balance at December 31, 1996                                             220,000      $2.92 - $3.916
                                                                        ==============================


At December 31, 1996, 220,000 options outstanding under the Director Plan were exercisable and 80,000 option shares were available for grant.

6.  SIGNIFICANT CUSTOMERS

For the three and nine months ended December 31, 1996, the Company had sales of approximately $442,500 and $1,118,000 to two customers which represented 84% and 60% of net sales, respectively. For the three and nine months ended December 31, 1995 the Company had sales of approximately $484,000 and $1,921,000 to two customers which represented 47% and 55% of net sales, respectively.

                            CAPITOL MULTIMEDIA, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

BUSINESS DEVELOPMENTS

     During the quarter ended June 1996, the Company entered into an agreement with Davidson & Associates, Inc. ("Davidson"), a subsidiary of CUC International, Inc., to develop an animated CD-ROM game for the adult market. The title is based upon Blizzard Entertainment's (a division of Davidson) WarCraft software series. Under the agreement, the Company retains ownership of the underlying software engine and receives a residual royalty interest in the product after a certain level of sales is achieved.

     In July 1996, the Company announced the release of Gregory and the Hot Air Balloon and Darby The Dragon, two of its interactive animated adventures, by Broderbund Software, Inc., a leading publisher and distributor of interactive children's entertainment and educational software for both the home and school markets. These titles are part of a Broderbund line of products known as StoryQuests(TM). In September 1996, three of the Company's international folk tale titles -- Liam Finds a Story, an Irish folk tale; Sleeping Cub's Test of Courage, a Native American folk tale; and The Princess and the Crab, an Italian folk tale, were released for distribution by Davidson under its Magic Tales(TM) product line.

     The Company consolidated its Bethesda, Maryland headquarters with current operations in Massachusetts in November 1996. Robert I. Bogin, the Company's President and Chief Executive Officer, chose not to relocate, resigning as an officer of the Company effective September 12, 1996. He remained employed by the Company through December 1996 however, and continues to serve as a director of the Company. The Company's Board of Directors selected Igor R. Razboff, previously Vice President of Production and one of the Company's largest shareholders, as Chairman of the Board and Chief Executive Officer. The Board of Directors also selected Luda Kopeikina, most recently Vice President of GE Information Services, as President. Ms. Kopeikina is married to Mr. Razboff. Catherine K. Hoopes, the Company's Chief Financial Officer and Secretary / Treasurer also chose not to relocate to Massachusetts. The Board of Directors selected Edward Terino to replace Ms. Hoopes as Chief Financial Officer and Secretary / Treasurer effective December 16, 1996. Ms. Hoopes' employment resignation is effective February 28, 1997.

PRESENTATION

     Since the Company's August 1995 sale of assets relating to its CD-i professional business, it has focused solely on the creation and development of consumer multimedia software products. Accordingly, the discussion and analysis of the Company's results of operations compares results for the three and nine months ended December 31, 1996 to pro forma results for the three and nine months ended December 31, 1995. The Company believes such comparison provides a more meaningful analysis of current and prior fiscal year results.

 Net Sales

     The composition of net sales for the three and nine months ended December 31, 1996 and 1995 is as follows:

                                               Three Months Ended                         Nine Months Ended
                                                   December 31                               December 31
                                                                     %                                      %
                                       1996           1995        Change         1996           1995      Change
                                    ------------------------------------      ----------------------------------
 Software development revenue       $ 517,500      $  513,868        1%       $1,241,409     $1,793,463    (31%)

 Consumer software sales and
   royalties                           10,255         520,598      (98%)         626,056      1,081,985    (42%)

 Licensing and distribution
   fees                                     -               -         -                -        232,616   (100%)
                                    ------------------------------------      ----------------------------------
   Total net sales                  $ 527,755      $1,034,466      (49%)      $1,867,465     $3,108,064    (40%)
                                    ====================================      ==================================


         Software development revenue decreased $552,054 or 31% for the nine months ended December 1996 due a decrease of $1,360,000 in software development revenue from Philips Media, Inc. ("Philips") offset by increases in work-for-hire revenues from other customers, including Simon & Schuster Interactive and Davidson & Associates, Inc. During fiscal year 1996, the Company developed titles for Philips on a work-for-hire basis. The Company; however, does not expect to perform any development services for Philips during fiscal year 1997. Further, due to software publisher reductions in third party title development, the Company expects current year software development revenues to be less than those generated during fiscal year 1996.

         During the quarter ended September 1996, two of the Company's interactive animated adventures were released by Broderbund Software, Inc. and three of the Company's international folk tale titles were released by Davidson & Associates, Inc. Due however, to intensified competition in the children's multimedia market, the Company experienced lower order and higher return rates, consumer software sales and royalties decreased $510,000 or 98% and $456,000 or 42% for the three and nine months ended December 1996, respectively. The Company expects slowed growth in the consumer software market and the oversupply of children's CD-ROM software titles to result in an overall decrease in fiscal year 1997 consumer software sales and royalties.

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

RESEARCH AND DEVELOPMENT

         Research and development increased $177,000 or 12% for the nine months ended December 1996. However, for the three months ended December 31, 1996 research and development costs decreased slightly. The nine month increase is due to a liquidation of $94,000 of inventory

                           CAPITOL MULTIMEDIA, INC.

associated with CD-ROM and Sega CD products no longer distributed by the Company and $161,000 associated with expansion of the Company's development and production capabilities in the early part of fiscal 1997, offset by a decrease of $78,000 in third party royalties relating to CD-i titles.

         Although expansion of development and production capabilities was curtailed in the fiscal 1997 third quarter, the Company does not expect fiscal year 1997 research and development expenses to be materially different than those incurred during fiscal year 1996; however, as a result of an estimated decrease in net sales, the Company expects research and development as a percentage of net sales to increase.

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

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $24,000 or 79% and $52,000 or 55% for the three and nine months ended December 1996, respectively, as a result of expansion of its development and production capabilities; however, the Company does not expect depreciation and amortization as a percentage of net sales to materially change during fiscal year 1997.

GENERAL AND ADMINISTRATIVE

         General and Administrative increased $46,000 or 13% for the three months ended December 1996 due to one-time charges relating to the consolidation of the Company's Bethesda, Maryland headquarters with operations in Massachusetts. The Company expects to incur an additional $50,000 in the future, the majority of which is expected to be recognized during fiscal year 1998.

A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected.

CONSOLIDATION CHARGES

         During the quarter ended September 1996, the Company recognized $462,500 in one-time consolidation charges consisting of severance benefits and fees relating to subleasing its facilities in Maryland. The Company expects to realize benefits from the consolidation in several areas, including lower research and development costs attributed to reduced labor costs and lower facilities costs, and lower general and administrative costs attributed to reduced salaries. The lower facilities costs are dependent on the sublease of office space located in Bethesda, Maryland. The combined benefits described above are expected to be realized beginning in fiscal year 1998 and will be at least $300,000 annually.

INCOME TAXES

        Income taxes decreased $24,000 and $18,000 for the three and nine months ended December 1996 due to a refund of the Company's fiscal year 1996 estimated alternative minimum income tax. The Company does not expect to incur any tax liabilities for fiscal year 1997 as a result of an estimated current year net loss.

                           CAPITOL MULTIMEDIA, INC.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are its cash, cash equivalents, and short-term investments. During the nine months ended December 1996, cash, cash equivalents, and investments decreased $960,000 or 22% to $3,364,000. This decrease relates to $202,000 in capital expenditures and $759,000 used to fund operating activities.

         Accounts receivable increased $510,000 or 101% to $1,013,000 at December 1996 due primarily to the recognition of revenue relating to several of the Company's software development contracts. The Company expects to collect a significant portion of its outstanding accounts receivable balance early in its fiscal fourth quarter of 1997.

         Notes and guaranteed royalties receivable decreased $250,000 or 50% to $250,000 as a result of the receipt of a $500,000 royalty payment, offset by $250,000 in guaranteed royalties receivable which were reclassified from long to short term.

         Prepaid expenses and other current assets decreased $44,000 or 25% to $130,000 primarily due to the liquidation of $94,000 in inventory associated with CD-ROM and Sega CD products no longer distributed by the Company, offset by prepayment of several liabilities incurred in January.

         Accounts payable and accrued liabilities increased $456,000 or 264% to $629,000 due to the accrual of one-time charges associates with the Company's consolidation of its Bethesda, Maryland headquarters with current operations in Massachusetts. The Company expects to pay the majority of these one-time charges during the quarter ended March 1997.

         Unearned revenue and deferred rent decreased by $45,000 or 68% to $21,000 due to recognition of revenue on software development contracts accounted for under the percentage of completion method.

         The Company will use its working capital to finance ongoing operations. Management expects its existing cash and short-term investments and the collection of outstanding accounts receivable for work-for-hire projects to be sufficient to meet the Company's expected liquidity and capital needs for the coming year.

         At December 31, 1996, the Company had outstanding Series A Warrants to purchase 408,200 shares of Common Stock at $5.72 per share. These warrants expire March 31, 1997, subject to extension by the Company. Pursuant to the redemption provision in the Warrant Agreement, the Company has the option of redeeming the warrants on an "all or nothing basis," and, given favorable market conditions, may do so. Exercise of these warrants would generate approximately $2,335,000 in cash.

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

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Not Applicable

(b)      Reports on Form 8-K:

         On November 14, 1996, the Company filed a Form 8-K disclosing its fiscal second quarter results which included on a pro forma basis a decrease in revenues for the quarter of $700,000, or 68%, from fiscal 1996, and an unfavorable variance for net income of $1,280,000 from fiscal 1996 attributed to a loss in fiscal 1997 of $1,027,000.

         On November 20, 1996, the Company filed a Form 8-K/A which updated the press release and financial statements included in the Form 8-K filing of November 14, 1996.

         On December 13, 1996, the Company filed an 8-K which included an employment agreement for Edward Terino, who was hired as the Company's new Chief Financial Officer, Secretary and Treasurer to replace Catherine Hoopes, who decided not to relocate as part of the Company's consolidation plan to Concord, MA. The Form 8K also included a First Amendment to the employment agreement for Igor R. Razboff which revised certain terms and conditions of the agreement.

                           CAPITOL MULTIMEDIA, INC.


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


                                        CAPITOL MULTIMEDIA, INC.
                                        ------------------------
                                              (Registrant)


Date:  February 14, 1997                /s/ Edward Terino
                                        -----------------
                                            Edward Terino
                                            Chief Financial Officer &
                                            Secretary / Treasurer