Form 10KSB
period 1997-03-31
CAPITOL MULTIMEDIA INC /DE/
filed 1997-06-25
CIK 884142

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

               /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                 For the transition period from _____ to _______

                         COMMISSION FILE NUMBER: 0-20102
                            CAPITOL MULTIMEDIA, INC.
                 (Name of small business issuer in its charter)
                      DELAWARE                           52-1283993
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            Identification No.)
                           200 Baker Avenue, Suite 300
                                Concord, MA 01742
                    (Address of principal executive offices)
                    Issuer's telephone number: (508) 287-5888
       Securities registered under Section 12(b) of the Exchange Act: NONE
         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK $.10 PAR VALUE
                                (Title of Class)
                          REDEEMABLE SERIES A WARRANTS
                                (Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.                                      [X]

Issuer's Revenues for the Fiscal Year Ended March 31, 1997: $ 1,925,913

The aggregate market value of the voting stock held by non-affiliates, computed issuing the sales price of such stock, as of May 31, 1997 was $7,540,081.
As of May 31, 1997, the number of shares of Common Stock outstanding 6,032,065.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held August 21, 1997 are incorporated by reference into Part III hereof. The Definitive Proxy Statement will be filed with the Commission within 120 days of the registrant's fiscal year ended March 31, 1997.

Transitional Small Business Disclosure Format Yes [ ] No [ X ]

Exhibit Index Located on Page 40                            Page 1 of 42

                            CAPITOL MULTIMEDIA, INC.
                                 MARCH 31, 1997
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS                                              3

ITEM 2. DESCRIPTION OF PROPERTY                                              12

ITEM 3. LEGAL PROCEEDINGS                                                    12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  12


                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS                                                              12

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS                                 13

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS                                    20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                        37


                                    PART III
                                    --------


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS                                     37

ITEM 10. EXECUTIVE COMPENSATION                                              38

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                 38
         MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      38

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    38

INDEX OF EXHIBITS                                                            40

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Capitol Multimedia, Inc. (the "Company") focuses on two software markets, business software for supply chain management and consumer software for children's edutainment products. Since its founding in 1982, the Company has been engaged in the development of software for consumer and business markets. Since 1995, the Company has been primarily focused on development of children's edutainment titles. Due to the overproduction of titles in this segment of the consumer market, the Company decided to diversify into the business software sector. On March 31, 1997 the Company entered the business software market through an acquisition of Client Server Technologies Inc. (CSTI), a developer and integrator of supply chain management software. Supply chain management encompasses the planning and control of material and resources from order entry through warehousing and logistics to customer delivery. The Company's strategy is to provide state-of-the-art, real-time planning and management capabilities that improve customer cycle time from order receipt to product delivery, and reduce inventory costs.

On April 16, 1997 the Company sold certain of its multimedia assets to Davidson & Associates, Inc. (Davidson), a division of CUC International, Inc. The Company retained all rights to its fourteen (14) multimedia CD-ROM products currently on the market, three (3) new CD-ROM titles that are near completion, all software tools and engines, and software development capabilities in the United States and Russia. The Company's current CD-ROM products are targeted primarily at children ranging from 3 to 14 years of age and are distributed by Davidson and Broderbund Software Inc. (Broderbund).

History. The Company was incorporated in Delaware in 1982 and operated a video post-production business. In 1988, it began developing software for the CD-i platform. From 1988 to 1995, the Company developed approximately 35 consumer CD-i titles. In 1991, the Company purchased Philips Media, Inc.'s ("Philips") partnership interest in a 50/50 joint venture formed by the Company and Philips to sell CD-i software and hardware to the professional market. In 1993, the Company sold the assets used by its video post-production operations. In February 1995, the Company acquired Animation Magic, Inc. ("AMI") and its wholly-owned subsidiary in St. Petersburg, Russia. With a staff of over 120 people employed by the Russian subsidiary, the transaction more than doubled the Company's capacity to develop high-end interactive software for the consumer market on the CD-ROM platform. In August 1995, the Company sold assets associated with its CD-i professional business to Philips. As a result of this sale, the Company no longer provided CD-i services to the professional market.

Acquisition of CSTI. On March 31, 1997, the Company acquired CSTI for approximately $3.9 million through the issuance of 1,200,000 shares of common stock, the payment of $1.25 million in cash and issuance of non-interest bearing, convertible, long-term notes totaling $1.9 million to sellers and discounted to a value of $1.55 million. The transaction was accounted for under the purchase method of business combinations. The acquisition provided the Company an entry into the supply chain management sector of the business software market. CSTI employs approximately 40 people with offices in Dedham, Massachusetts; Denver, Colorado; and Los Angeles, California. Please refer to
Item 6, Management Discussion and Analysis for further discussion on the acquisition.

Sale of selected multimedia assets. On April 16, 1997, the Company sold selected multimedia assets, including assets relating to its art, animation and audio production capabilities in St. Petersburg, Russia and Concord, Massachusetts, to Davidson for approximately $2.5 million in cash. The gain from this transaction is approximately $2.0 million. Please refer to Item 6, Management Discussion and Analysis for further discussion of this transaction. As a result of this sale, the Company no longer develops its own multimedia software titles for the consumer market or provides development services for others, but will continue to sell existing titles through its current distribution channels.

INDUSTRY BACKGROUND

Multimedia Market. The consumer software market grew between 25% and 30% during 1996 according to Software Publishers Association's data. The primary area of growth in that market has been in the sales of CD-ROM products for the Windows and Macintosh software platforms. As the software market has grown, competition for retail shelf space has also increased. As a result, the need to differentiate products on crowded retail shelves highlighted the critical importance of a brand name. In addition, as a result of significant mergers and acquisition activity, several companies were able to establish significant market positions. In this environment, smaller, lesser known software publishers that do not have either product or company name recognition encountered difficulty in gaining access to retail distribution outlets and compete. These trends have led to increased competition for consumer sales, higher development and distribution costs, lower margins, pricing pressures, and increased volatility in sales trends, many of which have had an adverse effect on the Company's operating results and financial condition and affected the Company's ability to compete in the industry.

Supply Chain Management Software Market. The current business environment has forced many manufacturing and distribution companies to increase their efficiency of their operations and improve their responsiveness to the changing customer requirements and market conditions. In response to these pressures, companies are transforming their business processes to support order-driven manufacturing in lieu of mass production. They strive to increase outsourcing and shorten order-to-delivery times. Software solutions that provide real-time and accurate information about various elements of the supply chain are becoming a critical component enabling companies to support this transformation.

The Company believes that the currently employed solutions for supply chain issues lack the capability to provide customers with:

o accurate and up-to-date information about their supply chains to enable them to make good decisions

o    the ability to optimize performance on an aggregate rather than local basis

o the ability to respond quickly to changes, such as the arrival of new and important orders

o    the ability to consider alternatives based on well-selected relevant data.

The CONTINUUM Solution. Based on a patented approach, the Company believes that its products provide its customers with software solutions that address many of the customer needs listed above. The Company's strategy is to provide its customers with integrated, advanced supply chain planning and management solutions that are simple to use, install and adjust to a changing business environment. CONTINUUM is a set of software products designed to help customers reduce cycle time from order to remittance, improve customer responsiveness, reduce inventory and thus improve the profitability of the enterprise. The Company believes that its products are differentiated by the following capabilities:

Real-time perspective. Allows customers to see changes in their supply chain in real time. Such capability can help customers to fulfill critical orders in accordance with their delivery commitments as well as to continuously monitor and adjust inventory levels to optimize operations and reduce inventory carrying costs. All these operations can be done through a simple, user-friendly interface.

Accurate Information about the Supply Chain. Provides the ability to propagate changes at all levels in the supply chain immediately after the change is made. This allows managers to have accurate integrated information that allows them to make fast strategic and tactical decisions.

Available To Promise. The ability to see the whole supply chain in real time so customers can determine whether an order can be promised for a certain delivery date.

Ease Of Installation. Full product integration that utilizes sophisticated tools to simplify the installation and allow customization in a fast and efficient manner.

Client Server Infrastructure. Utilize standard architectures and known databases to simplify the integration on a variety of platforms enabling faster and simpler integration into customer environments.

Scalability. Allows customers to divide their operations into domains for the purposes of planning. This capability allows customers to add or delete domains as the business grows.

Integrated Solution. Fully integrated solution where operational actions are reflected in the financial data of the business presenting an accurate and up-to-date picture to a decision-maker.

COMPANY STRATEGY

The Company's strategy is to become a significant provider of supply chain management software by aggressively pursuing the following growth strategies:

Acquire Complementary Businesses. The Company will look to expand through acquiring or licensing software products and technologies, including the acquisition of companies in the market. The Company will be looking to fill functionality gaps in its product line through integrating capabilities of the acquired companies. The Company is currently involved in the evaluation of, and discussions with, one or more acquisition candidates, but the Company has not reached any agreements with respect to any future acquisitions and can provide no assurance that any transaction will occur.

Invest in Sales and Marketing. The Company's expenditures in the sales and marketing category are below the industry average. The Company intends to expand its sales and marketing efforts. The Company believes that these investments are necessary and critical to capitalize on the growth in the supply chain management software market.

Build Alliances and Expand Network of Independent Distributors. The Company's product is designed in a modular way and allows easy integration with business software. The Company intends to pursue strategic alliances with Material Requirements Planning (MRP) and Enterprise Resource Planning (ERP) vendors in the areas where the Company's modules provide additional flexibility and functionality to the existing MRP and ERP vendors. In addition, the Company intends to establish joint marketing and other relationships with complementary business application software vendors, systems consulting and integration vendors. The Company is also planning to utilize the multi-currency capabilities of its "Continuum" product for international sales.

Develop Advanced Product Functionality. The Company sees many opportunities to develop advanced product functionality, especially related to the Internet due to the increasing acceptance of the use of the Internet in business. The Company intends to develop such functionality for this rapidly evolving market.

Utilize Cost Effective Software Development Capability. The Company intends to fully utilize its highly sophisticated, cost-effective software development capability in St. Petersburg, Russia. Such resources have heretofore been allocated to the development of multimedia products. By increasing resources but decreasing dollars spent in previous periods by CSTI for integration services and research and development, the Company intends to free additional cash for sales and marketing development.

PRODUCTS

Multimedia Products. From 1994 to 1997, the Company's software development focused on the children's market within the CD-ROM software industry, developing titles for the following high-quality animated product families:

Grandpa Tales is a series of six CD-ROM based interactive storybooks designed for children 3 to 9 years of age. Each title in the series is based on folk tales from countries around the world. These titles are currently available nationwide and internationally in major software retail outlets and mail order catalogs at prices ranging from $20 to $35. Pursuant to a licensing and distribution agreement, Davidson distributes these titles under its Magic Tales product line.

Kidventures is a series of two CD-ROM based interactive adventures designed for children 4 to 8 years of age. The products feature friendly animal characters who have been designed to promote creativity, discovery, and exploration through activities that encourage interaction and problem solving. The adventures unfold with extensive original animation, graphics, sound, and music. Pursuant to a licensing and distribution agreement, Broderbund is distributing these titles under its StoryQuests product line.

The Company has also developed three (3) new titles during the year ended March 31, 1997. They include:

Casey Goes to Summer Camp - an animated interactive adventure designed for children 4 to 8 years of age.

Pearls of Wisdom - an animated interactive adventure board game designed for children 4 to 8 years of age.

Magic Acorns - an animated interactive adventure board game designed for children 4 to 8 years of age.

The Company is actively looking for a licenser or purchaser of these titles.

Supply Chain Management Products. The Company's "Continuum" product set provides software solutions and integration services for logistics, planning, distribution and financial functions within a business to increase productivity, reduce inventory and improve planning and control. The software is available in client/server environment utilizing Microsoft Windows and several widely used relational database products, including Oracle, Ingress, and Sybase and is fully Year 2000 compliant. Included in the "Continuum" product line are the following modules:

o Distribution Resource Planning - a product based on a patented methodology that offers true real time continuous planning. It provides a real-time view of the entire supply chain, coordinates and optimizes all planning scenarios and allows the planner to execute the chosen scenario. This module allows regional and enterprise-wide control, is scalable and is fully integrated with the Company's other modules.

o Sales Order Management - a module that allows order processing in a variety of ways that are specific to customers. Proprietary tools, such as Order Type Configurator, allow customization without custom coding.

o Inventory Planning and Control - provides support for multi-warehouse, multi-location operations and helps customers to identify and execute cost reduction initiatives across the supply chain.

o Purchase Order Management - allows customers to focus on vendor management and price negotiations rather than administrative processing by providing consolidated information. Proprietary tools allow customization with limited coding requirements.

o Financial Management - allows customers to process accounts receivable, accounts payable and general ledger activity relative to their business transactions. A set of financial modules fully integrated with the rest of the products that reflects changes made throughout the supply chain in an effective and accurate manner.

All operations in Continuum can be processed in different currencies, positioning them well for today's global environment. During 1996, the sales prices for Continuum software packages generally ranged from $100,000 to approximately $500,000. The price for the individual product package is determined based on a number of factors, including the number of users, the number of sites in the customer's business model and the complexity of the customer's operation.

PRODUCT DEVELOPMENT

Multimedia Products. Prior to the sale of selected multimedia assets in 1997, the Company's internal product development capabilities for multimedia included: design, animation, prototyping, software programming, computer graphics design, sound recording and quality assurance. The divisions responsible for these capabilities, with the exception of software programming, were based in St. Petersburg, Russia and Concord, Massachusetts, and were sold to Davidson on April 16, 1997, significantly reducing the Company's capacity to develop multimedia products. The Company retained the rights to previously developed multimedia products, to three (3) new action adventures, as well as to the software engines and tools. However, the Company will not develop new multimedia products in the foreseeable future.

Research and Development. Investment in research and development has allowed the Company to develop state-of-the-art technology for incorporation into its products. Approximately, $2,031,000 and $2,181,000 was spent on consumer software research and development activities during fiscal years 1996 and 1997, respectively. The Company believes that continued significant investments in research and development are required to remain competitive in the computer software market.

Production Facilities. The Company sold its subsidiary in St. Petersburg, Russia to Davidson as part of the sale of assets relating to its art, animation and audio production capabilities on April 16, 1997. However, the Company retained its software development capabilities in Russia and plans to operate a subsidiary and develop software in St. Petersburg, Russia. The current political and economic future of Russia is uncertain. In addition, economic conditions in Russia, including lower wage rates and lower standards of living, allow the Company to transact business in St. Petersburg at a relatively low cost structure. Changes in the political, social, or economic stability, or significant changes in the exchange rate of the Russian Ruble, could result in increased production costs and significant delays in the completion of new products. Any such changes could have a material adverse affect on the Company's operating results and/or financial condition.

Supply Chain Management Products. The Company's supply chain management software product development process includes design, requirements definition, software programming, computer graphic design, and quality assurance. On-going product development efforts are focused on broadening the functionality of Continuum to leverage the opportunities available through the Internet and on completing the port to the Windows NT platform, which is to be made available in fiscal year 1998.

Company Products. The Company depends on the successful development of products. The length of time required to develop the Company's products typically ranges from six to twelve months. However, the timing and success of software product development is unpredictable due primarily to changing technological developments and the technological complexity of software products. If the Company's new products are not completed and/or introduced when planned, operating results and the ultimate success of products could be materially affected, particularly in view of the seasonality of the Company's business (See "Quarterly Fluctuations and Seasonality" below).

Future Product Development. The Company plans to increase its rate of new product development for supply chain management software during fiscal year 1998.

The Company will continue to evaluate the need to adapt the Company's products to emerging hardware and software platforms and technologies. Technological advances provide opportunities for improvement in the sophistication, technical capabilities, and performance of software products. As a result of the emergence of new platforms, environments, and technologies, and increased competition, the Company expects to increase resources allocated to product development. There can be no assurance that the Company will be able to anticipate, evaluate, and adapt to changes in platforms and evolving technologies, or to do so in a timely or cost-effective manner.

The Company is not dependent on the sources and availability of any new materials needed to produce its products. The Company does not believe that it will experience any adverse effect from existing or probable government regulations. Further, the Company is not currently planning to seek any government approval for principle products or services. Lastly, the Company is not effected by any current or pending environmental laws.

CUSTOMER INTEGRATION SERVICES

Due to the complexity of customer hardware and software environments, it is often necessary to develop interfaces between the Company's supply chain management products and the existing software in the customer's environment. If a customer has needs that are specific to their business, it is often necessary to develop additional functionality to satisfy these needs and make Company's products be more effective in this customer's environment. The Company believes that providing such technical support and project management to its supply chain management customers is critical for a rapid product implementation and instrumental in continued license sales and revenue growth. The Company intends to expand such services in the future.

SALES, DISTRIBUTION AND MARKETING

Multimedia. Distribution channels through which consumer software products are sold are characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers, and the emergence of new retailers such as mass merchandisers as a principal channel for this distribution of consumer software. In addition, there are an increasing number of companies and products competing for access to these channels. Due to these factors and the Company's relatively small size and limited resources, it does not currently view the publication and self-distribution of its products as an appropriate means to achieve its objectives. Accordingly, the Company has chosen to license its titles to leading distributors of children's software products.

In 1995 and 1996, the Company entered into worldwide licensing and distribution agreements for its Grandpa Tales and Kidventures series (See "Products" above) with Davidson and Broderbund, respectively, two leading distributors of children's software products. Under these agreements, the Company creates, develops, produces, and retains ownership of the original interactive software titles, and Davidson and Broderbund test, replicate, manufacture, package, sell, market, distribute, supply customer support, and maintain warranty obligations for the products. After recovery of certain out-of-pocket expenses, the Company shares in product net revenues with the distributors.

Supply Chain Management. The Company sells its supply chain management software and services primarily through its direct sales organization. As of March 31, 1997, the Company conducted sales through three offices in the United States. The Company has over 75 customers in the U.S. and over 30 customers in Europe in the middle market (companies ranging in size from $50 million to $1 billion) of manufacturing, distribution and retail business. The sales process usually consists of prospect identification, prospect validation, sales presentations and product demonstrations, proposals and system design studies. The system design studies are consulting projects which are small in scope and result in providing customers a more definitive project plan, timetable and cost estimate. The Company plans to expand its sales and marketing organization in fiscal 1998.

Currently the Company has two, third-party marketing and sales alliances. The Company has a joint marketing agreement with Computer Associates, Inc. for the marketing of Continuum to the Computer Associates' customer base. The Company also has a non-exclusive distribution agreement with The Orion Group, which allows Orion to market, sell and implement the Continuum products to its customers primarily in the Mid-West. The Company is actively seeking additional third-party alliances to expand its sales and marketing capability, as well as to supplement its product offerings. By using these sales channels, the Company intends to capitalize on the installed base of other software vendors and increase its market presence.

COMPETITION

Multimedia. The consumer software industry is intensely competitive. The Company's consumer software products compete with a broad range of entities from small companies with limited resources to large companies with vast financial, technical, distribution and marketing resources. Competitors include, but are not limited to, The Learning Company, Broderbund Software Inc., Davidson & Associates, Inc., IBM, The Walt Disney Company, CUC Software, Electronic Arts, and Microsoft.

The Company believes that existing competitors are likely to broaden their product lines and that new competitors, including large hardware and software companies, media companies, and educational publishers, may enter the consumer software market, resulting in increased competition.

An increasing number of high-quality competitive products are being offered by a growing number of companies -- all of which are battling for limited retail shelf space. The increasing number of children's software titles may limit the Company's ability to sell or distribute products, increase marketing and distribution costs, and create additional pricing pressures, any of which could have a material adverse effect on the Company's operating results and financial condition.

Only a small percentage of products introduced to the consumer market ever achieve any degree of market acceptance. Competitive factors in the software industry include access to distribution, brand name recognition, quality, features, ease-of-use and pricing of products. The Company believes its products compete favorably with respect to quality, features, and ease-of-use and it plans to continue to work with its distributors to achieve greater market acceptance of the Company's products in the consumer market.

Supply Chain Management. The Company's products are addressing the needs of the growing market for supply chain management software solutions. The Company's competitors include small and large companies which offer various solutions in different segments of the supply chain. Many of the Company's competitors, such as SAP, Manugistics, BAAN, and Oracle, have longer operating histories, larger customer bases, better name recognition, significantly greater financial, technical, marketing and distribution resources than the Company. The Company is currently focused on the middle market of manufacturers and distributors with revenue over $100 million. The Company offers an integrated solution with some superior capabilities that are advantageous to customers in this market. To the extent larger competitors either acquire or develop products with functionality comparable to the Company's products and are able to offer them to the middle market at competitive prices, their integrated solutions will provide a significant competitive advantage over the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

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

QUARTERLY FLUCTUATIONS AND SEASONALITY

The level of net sales realized by the Company in any quarter is principally dependent on the number of sold new Continuum software licenses and the number of titles shipped for published consumer software titles. The purchase of supply chain management solutions requires a significant commitment of capital and resources on the part of the customer, the sales cycles are long and average from six to nine months. As a result, revenue recognition is subject to many risks such as budgetary cycles, changes in the business of a customer and overall economic trends that are not controllable by the Company. Quarterly results have varied significantly in the past and are likely to fluctuate in the future as a result of new orders timing, product development expenditures, the number and timing of new product completions, and multimedia product shipments and returns. A significant portion of the Company's operating expenses are fixed and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely and disproportionately affected because a significant portion of the Company's expenses do not vary with revenues. As a result of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict. Any significant change from levels expected by securities analysts or shareholders could result in substantial volatility in the trading price of the Company's common stock.

In addition, net sales derived from the Company's published multimedia products are typically highest in the Company's second and third quarters ending in September and December each year due primarily to the increased demand for products for the calendar year-end holiday selling season. There can be no assurance, however, that any quarterly fluctuations based on seasonality will continue.

EMPLOYEES

As of May 31, 1997, the Company employed 46 people on a full-time basis. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company has never suffered a work stoppage.

The Company believes its future success will depend, in part, upon continued service of a small number of key technical and senior management personnel and on its continued ability to recruit and retain highly-skilled management and technical personnel. Competition for such employees is intense and the loss of services of key personnel could have a material adverse effect on the Company's operating results and financial condition. There can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting and retaining other highly-skilled managerial and technical resources.

COMPLEXITY OF SOFTWARE PRODUCTS

The market for the Company's software products requires continuous upgrades due to technological advances, introductions of new hardware platforms and operating systems, changes in customer requirements and frequent new product introductions. The Company's future success will depend on its ability to continue to upgrade its products taking these changes into consideration. There can be no assurance that the Company will be successful in developing and marketing such new products on a timely and cost-effective basis. The Company's failure to successfully develop and market new products and enhancement that keep pace with the advances of the market could have a material adverse effect on the Company' business, operating results and financial condition.

The Company's supply chain management products are very complex due to its client/server architecture, depth of the functionality and the number of modules and interdependencies between them. Given such product complexity, the Company's new products may have undetected errors that would not have been found until the installation of the product at a customer's site despite rigorous testing of the product by the Company. Even though such infrequent occurrences have not had a material adverse impact on the Company's business in the past, there can be no assurance that delays related to error correction will not have a material adverse impact on the Company's financial condition in the future.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 15,000 square feet of office space in Bethesda, Maryland, pursuant to a non-cancelable lease expiring in April, 2004 with an option to renew for one additional five-year term. Of the 15,000 square feet, the Company currently has sublet approximately 7,000 square feet through March, 2000. On April 24, 1997, the Company entered into a sublease for approximately 8,000 square feet in Bethesda, Maryland through the remainder of the lease term (March, 2004). In 1996, the Company decided to relocate its headquarters from Bethesda, Maryland to Concord, Massachusetts. The Company entered into a three-year, non-cancelable lease for approximately 5,400 square feet in Concord, expiring October, 1999. The Company's subsidiary located in St. Petersburg, Russia leases approximately 7,000 square feet pursuant to a lease expiring in March, 1998. On March 31, 1997, the Company acquired CSTI. CSTI has offices in three (3) locations: Dedham, Massachusetts (approximately 8,000 square feet on a three-year, non-cancelable lease expiring December, 1999); Denver, Colorado (approximately 100 square feet on a six [6] month continuous lease) and Los Angeles, California (approximately 3,000 square feet on a lease expiring June, 1998).

On April 16, 1997, the Company sold selected multimedia assets to Davidson. As part of this transaction, the leased office space in Concord, Massachusetts was assigned to Davidson and a small amount of space in these premises has been sublet by the Company from Davidson. The space located in St. Petersburg, Russia was transferred to Davidson.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to, nor is it aware of, any threatened litigation of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock and Series A Warrants are traded on the NASDAQ Small-Cap Market System under the symbols CDIM and CDIMW, respectively. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by NASDAQ:

                                                           HIGH       LOW
                                                           ----       ---
  Fiscal Year Ended March 31, 1997
   First Quarter                                           $5.00      $3.50
   Second Quarter                                          $3.875     $1.75
   Third Quarter                                           $2.125     $1.125
   Fourth Quarter                                          $1.313     $ .719

  Fiscal Year Ended March 31, 1996
   First Quarter                                           $4.25      $2.50
   Second Quarter                                          $4.75      $2.75
   Third Quarter                                           $6.00      $3.69
   Fourth Quarter                                          $4.75      $3.13

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

The Company has not paid cash dividends on its common stock since its organization and does not intend to pay any cash dividends in the foreseeable future. As of May 31, 1997, the Company had approximately 132 shareholders of record excluding shareholders whose stock is held in nominee or street name by brokers.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Business Developments

During the quarter ended June 1996, the Company entered into an agreement with Davidson to develop an animated CD-ROM game for the adult market. The title is based upon Blizzard Entertainment's (a division of Davidson) WarCraft software series. Under the agreement, the Company retains ownership of the underlying software engine and receives a residual royalty interest in the product after a certain level of sales is achieved.

In July 1996, the Company announced the release of Gregory and the Hot Air Balloon and Darby The Dragon, two of its interactive animated adventures, by Broderbund, a leading publisher and distributor of interactive children's entertainment and educational software for both the home and school markets. These titles are part of a Broderbund line of products known as StoryQuests(TM). In September 1996, three of the Company's international folk tale titles -- Liam Finds a Story, an Irish folk tale; Sleeping Cub's Test of Courage, a Native American folk tale; and The Princess and the Crab, an Italian folk tale, were released for distribution by Davidson under its Magic Tales(TM) product line.

The Company consolidated its Bethesda, Maryland headquarters with its operations in Massachusetts in November of 1996. Robert I. Bogin, the Company's President and Chief Executive Officer, chose not to relocate, resigning as an officer of the Company effective September 12, 1996. He remained employed by the Company through December 1996 however, and continues to serve as a director of the Company. The Company's Board of Directors selected Igor R. Razboff, previously Vice President of Production and one of the Company's largest shareholders, as Chairman of the Board and Chief Executive Officer. The Board of Directors also selected Luda Kopeikina, most recently Vice President of GE Information Services, as President. Ms. Kopeikina is married to Mr. Razboff. Catherine K. Hoopes, the Company's Chief Financial Officer and Secretary/Treasurer also chose not to relocate to Massachusetts. The Board of Directors selected Edward Terino to replace Ms. Hoopes as Chief Financial Officer and Secretary/Treasurer effective December 16, 1996.

On March 31, 1997, the Company announced the acquisition of CSTI, a developer and integrator of supply chain management software based in Dedham, Massachusetts for approximately $3.9 million, consisting of $1.25 million in cash, 1.2 million shares of Capitol unregistered common stock and issuance of non-interest bearing, convertible, long-term notes totaling $1.95 million to sellers and discounted to a value of $1.55 million. Re-payment of the notes begins in fiscal 1999. Note holders have the right to convert a portion ($1 million) of the interest and principal owed under the notes into shares of the Company's common stock at a $3.00 per share conversion price. This transaction was accounted for under the purchase method of business combinations. For additional information on this acquisition, see Footnote 5 and 7 in Item 7 Financial Statements.

On April 16, 1997 after the Company's fiscal 1997 year end, the Company sold certain of its multimedia assets to Davidson for approximately $2.5 million in cash . The assets sold included the machinery and capital equipment utilized in art, animation and audio production in St. Petersburg, Russia and Concord, Massachusetts. The net asset value transferred was $258 thousand. The gain on the sale resulting from this transaction was approximately $2 million. In addition, the Company sold the stock of its Russian subsidiary, ZOA AMI, and the right to use the name Animation Magic. As part of the transaction, the Company amended its software development contract with Blizzard Entertainment. In addition, the Company entered into a work-for-hire agreement with Davidson & Associates, Inc. related to software engineering services for the Warcraft Series, and assigned present Concord, Massachusetts offices lease to Davidson & Associates, Inc. Most of the staff in St. Petersburg, Russia and Concord, Massachusetts office were transferred to Davidson. Included in this transaction was Mr. Igor Razboff, Chairman of the Board and CEO of Capitol Multimedia, Inc., who resigned his CEO position to accept a position at CUC International, Inc. Mr. Razboff will remain as Chairman of the Company's Board of Directors.

Presentation

Since the Company's August 1995 sale of assets relating to its CD-i professional business, it has focused solely on the creation and development of consumer multimedia software products. Accordingly, the discussion and analysis of the Company's results of operations compares results for the twelve months ended March 31, 1997 to pro forma results for the twelve months ended March 31, 1996. See Footnote 4 of the Financial Statements in Item 7 for proforma results. In addition, the acquisition of CSTI occurred on the last day of fiscal 1997, and therefore, fiscal 1997 results from operations do not include any results from the supply chain management software business. The Company believes such comparison provides a more meaningful analysis of current and prior fiscal year results.

Net Sales

The composition of net sales for the twelve months ended March 31, 1997 and 1996 is as follows:


                                                                     Twelve Months Ended
                                                                           March 31

                                                                           Pro-Forma
                                                                                                    %                  $
                                                           1997                1996               Change             Change
                                                       -------------------------------------------------          ------------

Software development
   revenue                                             $ 1,286,203          $ 2,332,463            (45%)          ($1,046,260)

Consumer software sales and
   royalties                                               639,710            1,403,156            (54%)             (763,446)

Licensing and distribution
   fees                                                                         232,616           (100%)             (232,616)
                                                       -------------------------------------------------          ------------
   Total net sales                                     $ 1,925,913          $ 3,968,235            (51%)          ($2,042,322)
                                                       =================================================          ============



Software development revenue decreased $1,046,260 or 45% for the twelve months ended March 31, 1997 due a decrease of $1,675,000 in software development revenue from Philips Media, Inc. ("Philips") offset by increases in work-for-hire revenues from other customers, including Simon & Schuster Interactive and Davidson & Associates, Inc. During fiscal year 1996, the Company developed titles for Philips on a work-for-hire basis. The Company however, did not perform any development services for Philips during fiscal year 1997. As a result of the sale of multimedia assets (art, animation and production) to Davidson & Associates, Inc. on April 16, 1997, the Company expects to generate no new software development revenues for multimedia products beyond fiscal 1997.

During the quarter ended September 1996, two of the Company's interactive animated adventures were released by Broderbund and three of the Company's international folk tale titles were released by Davidson. Due to intensified competition in the children's multimedia market, however, the Company experienced lower orders and higher return rates, and as a result, consumer software sales and royalties decreased $763,446 or 54% for the twelve months ended March 31, 1997. The Company ended fiscal 1997 with three interactive animated adventures developed and not yet in distribution. Further, the Company entered into a distribution agreement in April, 1997 with Davidson to distribute its Magic Tales(TM) series under the Fisher Price label. Both of these events are expected to generate increased software sales and royalties in fiscal 1998 over fiscal 1997.

Although the Company completed the purchase of CSTI on March 31, 1997, there are no sales from CSTI included in the Company's fiscal 1997 financial statements. CSTI had unaudited sales of $3.7 million and $4.0 million in calendar year 1996 and 1995, respectively. Please see Footnote 5 in Item 7 - Financial Statements for pro-forma results assuming the acquisition of CSTI had occurred prior to April 1, 1995.

The level of multimedia sales realized in any quarter is principally dependent on the number of titles shipped and/or sold for published products. As a result of the intense competition for sales of children's animated and story adventure titles, the Company cannot currently predict any seasonal consumer software sales fluctuations. Quarterly results may fluctuate as a result of product mix, the number and timing of new product completions, and product returns.

The level of sales from supply chain management in any quarter is dependent on the timing of integration services and installation of software. Since both of these events are dependent on the lead time associated with the sale (which can take 6 to 9 months to close) and customer's participation in the project, the Company cannot currently predict any seasonal business software sales fluctuations. Quarterly results may fluctuate as a result of contracts signed, the amount of integration service billed to customers and the installation of software licenses.

Research and Development

Research and development costs increased by $151,000 or 7.4% for the twelve months ended March 31, 1997. The twelve month increase is due to a liquidation of $94,000 of inventory associated with CD-ROM and Sega CD products no longer distributed by the Company and $195,000 associated with expansion of the Company's development and production capabilities in the early part of fiscal 1997, offset by a decrease of $115,000 in third party royalties relating to CD-i titles and a general decrease of $23,000.

In April, 1997, the Company sold selected multimedia assets to Davidson. The assets that were sold include art, animation and audio production capabilities located in St. Petersburg, Russia and Concord, Massachusetts. As a result, the Company expects research and development costs to be substantially reduced in fiscal 1998. Since the remaining resources located in Russia are materially less, the Company is less vulnerable to changes in the political and economic uncertainties associated with Russia.

Depreciation and Amortization

Depreciation and amortization increased $69,000 or 52% for the twelve months ended March 31, 1997, as a result of expansion of its development and production capabilities earlier in the fiscal year. The acquisition of CSTI will increase the amortization of goodwill in fiscal 1998, as well as, the amortization of capitalized software. The total amortization costs for fiscal 1998 are expected to be approximately $150,000.

General and Administrative

General and Administrative expenses increased $129,700 or 7.3% for the twelve months ended March 31, 1997 due to one-time charges relating to the consolidation of the Company's Bethesda, Maryland headquarters with operations in Massachusetts completed in December, 1996. The Company expects to incur an additional $50,000 in charges relating to the consolidation of offices, the majority of which is expected to be recognized during fiscal year 1998.

A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected. Given the Company's recent acquisition and sale of certain assets, as well as, the consolidation of operations in November, 1996, general and administrative expenses will increase in absolute dollars, however, they will decrease as a percent of sales in fiscal 1998.

In-Process Research and Development

On March 31, 1997, the Company acquired the stock of Client Server Technologies, Inc. (CSTI) for approximately $3.9 million in cash, restricted common stock of the Company and notes. In order to determine the purchase price accounting for the CSTI stock acquired by the Company, an independent third party was engaged to complete a valuation of the intangible assets of CSTI acquired by the Company. The results of this independent valuation attributed $2,200,000 to In-Process Research and Development costs. The Company's accounting practice, in accordance with GAAP, is to expense research and development costs, therefore, the Company recorded a write-off of $2,200,000 related to in-process research and development acquired in the purchase of CSTI stock. The Company estimates that products under development will be completed in fiscal 1998 and cost an additional $1 million to complete.

Consolidation Charges

During the quarter ended September 1996, the Company recognized $462,500 in one-time consolidation charges consisting of severance benefits and fees relating to subleasing its facilities in Maryland. As of March 31, 1997, approximately $84,000 of the total charge remained in the balance sheet, and relates directly to future payments for the Maryland facility. The Company expects to realize benefits from the consolidation in several areas, including lower research and development costs attributed to reduced labor costs and lower facilities costs, and lower general and administrative costs attributed to reduced salaries. The sale of selected multimedia assets to Davidson & Associates, Inc. on April 16, 1997, including the transfer of research and development staff and assignment of the Company's Concord, Massachusetts office lease will eliminate a significant portion of research and development expenses in fiscal 1998, thus decreasing the realization of consolidation benefits. However, the Company still expects to realize benefits from these actions of approximately $150,000 in general and administrative costs in fiscal 1998.

Loss on the Sale of Assets

The Company recognized a loss of the disposition of assets associated with the CD-i business, which was sold to Philips in fiscal 1995 and the consolidation of operations in the fiscal third quarter of 1997.

Income Taxes

The Company did not incur any tax liabilities for fiscal year 1997 as a result of the current year net loss. Please refer to Footnote 12 in the Financial Statements for additional information on deferred tax assets and liabilities.

Liquidity and Capital Resources

The Company's primary sources of liquidity are its cash, cash equivalents, and short-term investments. During the twelve months ended March 31, 1997, cash, cash equivalents, and investments decreased $2,567,000 or 59% to $1,751,000. This decrease relates to $1,250,000 for the purchase of CSTI, $207,000 in capital expenditures and $1,415,000 used to fund operating activities offset by the $155,000 cash on CSTI's books at the date of the closing.

Accounts receivable increased $524,000 or 104% to $1,027,000 at March 31, 1997 due to the accounts receivable balance on CSTI's books as of March 31, 1997.

Notes and guaranteed royalties receivable decreased $250,000 or 50% to $250,000 as a result of the receipt of a $500,000 royalty payment, offset by $250,000 in guaranteed royalties receivable which were reclassified from long to short term.

Prepaid expenses and other current assets decreased $98,000 or 56% to $77,000 primarily due to the liquidation of $94,000 in inventory associated with CD-ROM and Sega CD products no longer distributed by the Company.

Accounts payable and accrued liabilities increased $258,000 or 149% due to the recording of CSTI's accounts payable and royalty payable of $156,000 and the accrual of $100,000 in closing costs associated with the acquisition of CSTI.

Unearned revenue and deferred rent increased by $329,222 or 500% to $395,000 due to the inclusion of CSTI's unearned revenues of $291,000 on the Company's books as of March 31, 1997.

On April 16, 1997 the Company consummated a sale of certain multimedia assets which had a significant impact on the its liquidity and capital resources. Summary proforma balance sheet information is presented below, alongside actual March 31, 1997 information for comparison purposes, assuming that the transaction had occurred on March 31, 1997.

                           March 31, 1997
                           --------------
                                                        Actual         Proforma
                                                        ------         --------

Current Assets                                         $3,111,010     $5,463,312
                                                       ----------     ----------

Total Assets                                            5,911,039      7,976,930
                                                       ----------     ----------

Current Liabilities                                       826,150        846,149
                                                       ----------     ----------

Total Liabilities                                       2,461,547      2,481,545
                                                       ----------     ----------

Total Shareholders Equity                               3,449,492      5,495,383
                                                       ----------     ----------

Total Liabilities and Shareholders Equity              $5,911,039     $7,976,930
                                                       ----------     ----------

The Company believes that existing cash and cash equivalent balances, short-term investment balances and potential cash flow from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, any material acquisitions of complementary business, products or technologies could require the Company to obtain additional sources of financing.

At March 31, 1997, the Company had outstanding Series A Warrants to purchase 492,700 shares of Common Stock at $4.37 per share. These warrants expire March 31, 1998, subject to extension by the Company. Pursuant to the redemption provision in the Warrant Agreement, the Company has the option of redeeming the warrants on an "all or nothing basis," and, given favorable market conditions, may do so. Exercise of these warrants would generate approximately $2,153,000 in cash.

The  Company  intends  to  pursue  acquisition   candidates  with  products  and
technologies that could enhance the Company's supply chain management product offering. Any material acquisitions or joint ventures could result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

Future Operating Results

This report contains forward-looking statements. For this purpose, any statement contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans". "expects", and similar expressions are intended to identify forward-looking statements.

Numerous factors may affect the Company's business and its results of operations. These factors include the potential for significant fluctuations in quarterly results; the sale or entry into a distribution agreement for the CD-ROM properties recently developed by the Company, the integration of CSTI into the Company's infrastructure, the level and intensity of competition in the supply chain management market; the Company's ability to continue to improve its infrastructure to manage the substantial growth of the Company; the timing of the release and market acceptance of new or enhanced versions of the Company's software products; the expansion of the Company's operations; the complexity of the Company's existing software products and new products expected to be developed; and general economic and business conditions. For a discussion of these and other factors that may affect the Company's future results, see "Business" in Item 1 of this Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Auditors

The Board of Directors and Shareholders
Capitol Multimedia, Inc.

We have audited the accompanying consolidated balance sheets of Capitol Multimedia, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capitol Multimedia, Inc. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






                                        ERNST & YOUNG LLP



Boston, Massachusetts
May 22, 1997

                            Capitol Multimedia, Inc.

                           Consolidated Balance Sheets



                                                                                                          March 31
                                                                                                 1997                      1996
                                                                                             --------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                                  $   760,065               $ 1,961,393
   Short-term investments                                                                         997,036                 2,362,975
   Accounts receivable, less allowance for doubtful
      accounts of  $126,394 and $12,500 at
      March 31, 1997 and 1996, respectively                                                     1,027,307                   503,306
   Notes and guaranteed royalties receivable                                                      250,000                   500,000
   Prepaid expenses and other current assets                                                       76,602                   174,441
                                                                                             --------------------------------------
Total current assets                                                                            3,111,010                 5,502,115

Property and Equipment:
   Technical equipment                                                                          1,133,279                 1,070,337
   Furniture and fixtures                                                                         235,003                    44,163
   Other                                                                                          260,967                    94,176
                                                                                             --------------------------------------
                                                                                                1,629,249                 1,208,676

Less: accumulated depreciation                                                                   (970,874)                 (841,861)
                                                                                              --------------------------------------
                                                                                                 658,375                   366,815

Notes and guaranteed royalties receivable                                                       1,073,600                 1,244,074
Goodwill                                                                                          827,182
Other  long term assets                                                                           240,872                    32,481
                                                                                             --------------------------------------

Total assets                                                                                  $ 5,911,039               $ 7,145,485
                                                                                             ======================================
See accompanying notes



                            Capitol Multimedia, Inc.

                           Consolidated Balance Sheets



                                                                                                             March 31
                                                                                                       1997                1996
                                                                                                  ---------------------------------
Liabilities and shareholders' equity Current liabilities:
   Accounts payable and accrued expenses                                                           $    430,768        $    173,019
   Unearned revenue and other current liabilities                                                       395,382              66,160
                                                                                                  ---------------------------------
Total current liabilities                                                                               826,150             239,179

Notes payable to related parties                                                                      1,552,069
Deferred rent                                                                                            83,328              97,115
                                                                                                  ---------------------------------
Total Liabilities                                                                                     2,461,547             336,294


Shareholders' equity:
   Common stock, $.10 par value, 25,000,000 and
     10,000,000 shares authorized, 6,857,153 and
     5,657,153 shares issued and outstanding at
     March 31, 1997 and 1996 respectively
                                                                                                        685,715             565,715
   Additional paid-in capital                                                                        16,747,202          15,817,202
   Accumulated deficit                                                                              (11,933,081)         (7,523,382)
                                                                                                  ---------------------------------
                                                                                                      5,499,836           8,859,535

Less Treasury stock, at cost, 825,088 shares at
    March 31, 1997 and 1996                                                                          (2,050,344)         (2,050,344)
                                                                                                  ---------------------------------
Total shareholders' equity                                                                            3,449,492           6,809,191
                                                                                                  ---------------------------------

Total liabilities and shareholders' equity                                                         $  5,911,039        $  7,145,485
                                                                                                  =================================
See accompanying notes.


                            Capitol Multimedia, Inc.

                      Consolidated Statements of Operations


                                                         Year ended March 31
                                                         1997           1996
                                                      --------------------------

Net Sales                                             $ 1,925,913    $ 4,349,980
                                                      --------------------------


Operating expenses:
   Research and development                             2,181,457      2,368,511
   General and administrative                           1,523,682      1,513,106
   Depreciation                                           200,633        334,598
   In process research and development                  2,200,000
   Consolidation expenses                                 462,567
                                                      --------------------------
Total operating expenses                                6,568,339      4,216,215
                                                      --------------------------
Operating income (loss)                                (4,642,426)       133,765
                                                      --------------------------

Other Income ( Expense):
   Interest and other income, net                         270,710        363,695
   Gain (loss) on disposition of assets                   (37,983)     2,539,820
                                                      --------------------------
Income (loss) before taxes                             (4,409,699)     3,037,280
Provision for income taxes                                 60,744
                                                      --------------------------

Net income (loss)                                     ($4,409,699)   $ 2,976,536
                                                      ==========================
Net income (loss) per share                           $      (.91)   $       .58
                                                      ==========================

Weighted average number of shares outstanding           4,835,353      5,235,483
                                                      ==========================




See accompanying notes.


                                                      Capitol Multimedia, Inc.
                                           Consolidated Statements of Shareholders' Equity

                                        Common Stock          Additional
                                                    Par         Paid-in          Treasury Stock         Accumulated
                                   Shares          Value        Capital        Shares         Cost        Deficit          Total
                                   ------          -----        -------        ------         ----        -------          -----

Balance at March 31,
 1995                             5,636,537   $    563,654   $ 15,760,921                              $(10,499,918)   $  5,824,657

   Issuance of common
     stock pursuant
     to exercise of
     employee stock
     options                         20,616          2,061         56,281                                                    58,342

   Repurchase of
     shares of common
     stock                                                                     (825,088   $(2,050,344)                   (2,050,344)

   Net Income                                                                                             2,976,536       2,976,536
                                  -------------------------------------------------------------------------------------------------
Balance at March 31,
 1996                             5,657,153        565,715     15,817,202      (825,088)   (2,050,344)   (7,523,382)      6,809,191

   Issuance of
     restricted
     common stock for
     acquisition of
     CSTI, Inc.                   1,200,000        120,000        930,000                                                 1,050,000

   Net loss                                                                                              (4,409,699)     (4,409,699)
                                  -------------------------------------------------------------------------------------------------
Balance at March 31,
 1997                             6,857,153   $    685,715   $ 16,747,202      (825,088)  $(2,050,34   $(11,933,081)   $  3,449,492
                                  =================================================================================================
     See accompanying notes.





                            Capitol Multimedia, Inc.
                      Consolidated Statements of Cash Flows

                                                                                                     Year ended March 31
                                                                                                   1997                     1996
                                                                                              ------------------------------------
Operating activities:
Net income (loss)                                                                              $(4,409,699)             $ 2,976,536
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation                                                                                  200,633                  334,598
     Write-off of in-process technology  from CSTI                                               2,200,000
     (Gain) Loss on sale of assets                                                                  37,983               (2,539,820)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                          44,171                  425,762
       Prepaid expenses and other current assets                                                   122,720                  (79,890)
       Short-term guaranteed royalty receivable                                                    500,000
       Long-term notes, royalties, and other assets                                                (87,917)                 (74,530)
       Accounts payable and accrued expenses                                                       184,971                 (656,446)
       Unearned revenue and deferred rent                                                          (59,191)                (278,471)
                                                                                               ------------------------------------
Net cash provided (used) by operating activities                                                (1,266,329)                 107,739

Investing activities:
Purchases of short-term investments                                                               (404,165)              (3,793,569)
Proceeds from sales of short-term investments                                                    1,770,104                3,210,004
Proceeds from sale of assets                                                                         1,951                  500,000
Proceeds from note receivable                                                                                               300,000
Purchase of CSTI, Inc. , net of cash acquired                                                   (1,095,562)
Capital expenditures                                                                              (207,327)                (106,663)
                                                                                               ------------------------------------
Net cash (used in) provided by investing activities                                                 65,001                  109,772

Financing activities:
Proceeds from sale of common stock                                                                                           58,342
                                                                                               ------------------------------------
Net cash provided (used) by financing activities                                                                             58,342
                                                                                               ------------------------------------

Net increase (decrease) in cash & cash equivalents                                              (1,201,328)                 275,853

Cash at beginning of year                                                                        1,961,393                1,685,540
                                                                                               ------------------------------------

Cash at end of year                                                                            $   760,065              $ 1,961,393
                                                                                               ====================================



Non-cash financing activities:
The Company purchased all shares of Client Server Technologies, Inc. for $3,853,060. This transaction was partially financed by the issuance of 1,200,000 shares of common stock and with seller notes payable totaling $1,552,069. See the Acquisition footnote.

1. ORGANIZATION AND BUSINESS

Capitol Multimedia, Inc. (the "Company"), a Delaware corporation organized in 1982, creates, produces, and licenses interactive software for the CD-ROM (PC and Mac) platform.

On March 31,1997 the Company executed one of its strategic initiatives to revitalize the Company through entry into the business software market by acquiring Client Server Technologies, Inc.(CSTI). CSTI's "Continuum" product set provides software solutions and integration services for logistics, planning, distribution and financial functions. CSTI has over 75 customers in the U.S. and over 30 customers in Europe in the middle market of manufacturing, distribution, and retail businesses. CSTI employs approximately 40 people with offices in Dedham, Massachusetts; Denver, Colorado; and Los Angeles, California. Please see Footnote 5 " Acquisition of Client Server Technologies, Inc." for more detailed information on the acquisition.

The environment of rapid technological change and intense competition which is characteristic of the software development industry results in frequent new products and evolving industry standards. The Company's continued success depends upon its ability to enhance current products and develop new products on a timely basis which keeps pace with the changes in technology and competitors' innovations.

On April 16, 1997, the Company sold selected multimedia assets to Davidson & Associates, Inc. (Davidson), a division of CUC International, Inc. The assets that were sold include art, animation and audio production capabilities located in St. Petersburg, Russia, and Concord, Mass. Please see Footnote 15 "Subsequent Event." for more detailed information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents consist of cash in banks and investments in highly liquid, short-term instruments with original maturities of 90 days or less. Cash equivalents consist principally of overnight repurchase agreements.

The Company believes that existing cash and cash equivalent balances, short term investment balances, and potential cash flow from operations, as a result of the acquisition as described in footnote 5 and the disposition as described in footnote 15, will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

Short-Term Investments

The Company accounts for its short-term investments under Statement of Financial Accounting Standards (SFAS) No. 115, " Accounting for Certain Investments in Debt and Equity Securities." The Company has classified all marketable investment securities as available-for-sale. Available-for-sale securities are carried at fair market value with unrealized gains and losses reported as a separate component of shareholders' equity. Any realized gains or losses and declines in value judged to be other than temporary are included in other income (expense). The difference between cost and fair value was immaterial at

March 31, 1997 and 1996, and no adjustments have been made to the historical carrying value of the investments and no unrealized gains or losses have been recorded as a separate component of stockholders' equity. At March 31, 1997, marketable investment securities consisted of corporate bonds and U.S. Government backed notes, maturing at various dates, and in varying amounts, between 1997 and 2000. These securities are recorded at cost which approximates fair market value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The risk is minimized by the creditworthiness of the Company's customers, and the Company's credit and collection policies. The Company performs ongoing credit evaluations of its customers, generally does not require collateral, and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. As of March 31, 1997, approximately 73% of accounts receivable were concentrated with five customers.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting standards No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of" which establishes criteria for the recognition of an impairment loss related to long-lived assets. The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, when there are indications of potential impairment based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. This has not had a material effect on the Company.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight line basis over estimated useful lives. Repair and maintenance expenditures are charged to operations as incurred. Estimated useful lives are as follows:

                  Furniture and fixtures                      5 years
                  Computers and equipment                     3- 5 years
                  Purchased Software                          3 years
                  Leasehold improvements                      3-10 years

Capitalized Software Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Software Development Costs" (SFAS No. 86). Under SFAS No. 86, software development costs incurred until technological feasibility is established are expensed as research and development. Software development costs incurred after technological feasibility is established are capitalized and amortized over the products' useful life commencing with general release. Amortization is provided using the straight-line method over the useful life which generally is five years or less. All capitalized software is amortized on a product-by-product basis using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues with minimum amortization based on a straight-line method over the product's useful life. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs requires considerable judgment by management with respect to numerous external factors, including, but not limited to, anticipated future gross revenues, competition, estimated economic lives and changes in software and hardware technologies. Provisions for declines in the net realizable value of capitalized software costs are made in the period in which they first become determinable (See Footnote 3).

Goodwill

Goodwill represents the excess purchase price paid over the net assets acquired in the purchase of CSTI on March 31, 1997. ( See footnote 5) Goodwill will be amortized on a straight line basis over a 12 year period, which is management's estimate of the useful life.

Revenue Recognition

Revenue derived from the sale of software and hardware products and software licensing arrangements is recognized in accordance with Statement of Position 91-1 "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants. Revenue from the sale of hardware and software products related to the multimedia business, net of allowances for returns, is recognized upon shipment. Licensing fees and royalties pursuant to licensing arrangements are recognized when the Company fulfills all its obligations in accordance with such agreements. Unearned revenue represents payments received in advance of the performance of software related services

Revenues related to the multimedia business's software development services are recorded as services are rendered and costs incurred. The Company accounts for long-term contracts under the percentage of-completion method and records revenues as work on contracts progresses. Provisions for anticipated losses are made in the period in which they first become determinable. Under software development arrangements, the Company may retain a residual royalty interest for product sales and/or ownership of software or other assets for the Company's future use.

The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately six months following initial installation. As of March 31, 1997, the company had not incurred any significant expenses related to warranty claims.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. FAS No. 123 permits a company to choose either a new fair value-based method or the current Accounting Principles Board Opinion No. 25 ( APB 25) intrinsic value-based method of accounting for its stock-based compensation arrangements. The Company has elected to continue to account for its stock-based compensation plans utilizing the provisions of APB 25. FAS No. 123 requires disclosure of pro forma information regarding net income and net income per share based on fair value accounting for stock-based compensation plans. This disclosure is presented in Footnote 9.

Income Taxes

The Company accounts for income taxes under the liability method.

Net Income (Loss) Per Share

Primary net income (loss) per share is based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Common share equivalents consist of options and warrants to purchase common stock using the treasury stock method. Common share equivalents have been excluded from the computation of net loss per share for the period ended March 31, 1997 as their effect is anti-dilutive.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas in which estimates are used include revenue recognition, useful lives of furniture and equipment and certain accrued expenses. Actual results could differ from those estimates.

Reclassification

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

Geographic Area of Operations

At March 31, 1997, approximately 65% of the Company's labor force was employed by Company's subsidiary in St. Petersburg, Russia. The Russian labor force was transferred to Davidson as part of the sale of select multimedia assets as more fully explained in Footnote 15. This transaction will significantly reduce the Company's presence in Russia. Economic conditions in Russia, including lower wage rates and lower standards of living, allow the Company to transact business in St. Petersburg at a relatively low cost structure. Changes in the political, social, or economic stability , or significant changes in the exchange rate of the Russian Ruble could have an affect on the Company's operations.

Foreign Currency Transactions

As the functional currency of the Company's foreign subsidiary is the United States dollar, the Company does not record foreign currency translation adjustments. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency and are generally included in determining net income (loss) for the period in which the exchange rate changes. Such amounts were not material for fiscal years 1997 or 1996.

3. CAPITALIZED SOFTWARE COSTS

The Company recognizes that the increase in the number of emerging formats and new titles in the entertainment software industry has significantly reduced the predictability of market acceptance and shelf life for products and therefore, has not capitalized any software development costs since April 1, 1995. There were no operations of CSTI included in the financial statements as this transaction occurred on the last day of the year. As part of the purchase accounting $200,000 has been recorded as developed software and is being amortized over five years.

4. SALE OF ASSETS

Professional CD-i Assets

On August 11, 1995, the Company entered into an Asset Purchase Agreement ("the Agreement") with Philips Media, Inc. ("Philips") to sell certain assets used by its professional CD-i operations. The terms of the sale provided for the return of all of Philips' 825,088 shares of Capitol Multimedia, Inc. Common Stock, a $500,000 cash payment at closing, and the payment of certain royalties to the Company for a four year period, including minimum royalty guarantees of $500,000 in November 1996 and $250,000 in November 1997. Under the Agreement, total royalty payments are not to exceed $2,000,000. In connection with the sale, the Company recognized a gain of approximately $2,500,000. The non-cash portions of this transaction have been excluded from the statements of cash flows. Pro forma unaudited statements of operations, assuming the sale of assets was consummated on April 1, 1995, are presented below.

                                                                   Year ended
                                                                 March 31, 1996
                                                                 ---------------

Net sales                                                        $     3,968,235
Operating expenses:
   Research and development                                            2,030,802
   Depreciation                                                          131,871
   General and administrative                                          1,393,951
                                                                 ---------------
Total operating expenses                                               3,556,624

Operating income                                                         411,611
Other income:
Interest and other income, net                                           293,923
Gain on sale of assets                                                        --
                                                                 ---------------
Income before income taxes                                               705,534

                                                                 ---------------
Provision for income taxes                                                15,762

Net income                                                       $       689,772
                                                                 ===============

Net income per share                                             $           .14
                                                                 ===============

Weighted average number of shares outstanding                          4,821,919
                                                                 ===============



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

5. ACQUISITION OF CLIENT SERVER TECHNOLOGIES, INC.

On March 31, 1997, the Company acquired all of the outstanding stock of CSTI for $3,853,060. The purchase price is composed of 1,200,000 unregistered shares of the Company's common stock discounted to a value of $1,050,000, issuance of non-interest bearing convertible long-term notes totaling $1,945,000 to sellers and discounted to a value of $1,552,069, and cash payments totaling $1,250,991. Debt holders have the right to convert interest and principal owed under the notes into shares of common stock at a $3.00 per share conversion price. The transaction was accounted for under the purchase method of business combinations. CSTI had no operations between the acquisition date and the year ended March 31, 1997. As a result of the acquisition, $827,182 of goodwill was recorded which will be amortized on a straight line basis over 12 years, and $2,200,000 of "In-Process Technology" which was written off at March 31, 1997.

Supplemental pro forma results of operations, assuming the acquisition was consummated prior to April 1, 1995, are presented below.

                                                       Year Ended March 31
                                                     1997               1996
                                                 -------------------------------

Net Sales                                        $ 5,578,504         $ 8,368,456
                                                 ===============================

Net income (loss)                                $(2,095,376)        $ 3,344,480
                                                 ===============================

Net income (loss) per share                      $      (.35)        $       .52
                                                 ===============================

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the company's financial instruments are as follows:



                                                                     March 31, 1997                          March 31, 1996
                                                                     --------------                          --------------
                                                             Carrying              Fair              Carrying              Fair
                                                              Amount               Value              Amount               Value
                                                          --------------------------------------------------------------------------
Assets:
Cash and Cash equivalents                                  $  760,065           $  760,065           $1,961,393           $1,961,393
Short-term investments                                        997,036              997,036            2,362,975            2,362,975
Notes and guaranteed
  royalties receivable                                        250,000              250,000              500,000              500,000
Long-term notes and
  guaranteed royalties
  receivables                                               1,073,600            1,073,600            1,244,074            1,244,074

Liabilities:
Notes payable to related
  parties                                                   1,552,069            1,552,069



Fair values were determined as follows:

The  carrying  amounts of cash and cash  equivalents  and  short-term  notes and
guaranteed  royalties   receivable   approximates  fair  value  because  of  the
short-term maturity of these instruments.

Short-term investments approximate fair value because of the short-term maturity of these investments. These securities have been recorded at cost which approximates fair market value.

Long-term notes receivable are estimated by discounting future cash flow using the current rates at which similar loans would be made to borrowers with similar credit ratings. This estimated fair value approximates the historical carrying value of the receivable.

Long-term notes payable to related parties are estimated by discounting the future cash flow by the estimated current rates offered to the Company for debt of the same maturities. This was done at March 31, 1997 in connection with the debt recognition as of the same date, thus the book value approximates the fair value of the payable.

7. LONG-TERM DEBT:

Long-term debt consist of the following:
                                                                  Year Ended
                                                                March 31, 1997
                                                              -----------------
  Convertible unsecured non-interest bearing notes
    payable to various employee stockholders, with
  payments  totaling $376,185  due 12/31/98                      $  320,157
  Convertible secured non-interest bearing note payable to
     Officer,  with a $568,815 payment due 12/31/98 and 12
     quarterly payments of $83,333 each beginning
     April 1,  1998.                                              1,231,912
                                                              -----------------

  Total long-term debt                                           $1,552,069
                                                              =================

Notes are convertible into common shares at $3.00 per share( conversion price) by debt holders with respect to the portion due on the notes on December 31, 1998 and on the last business day of the quarter in relation to which a principal payment is due.

The $1,231,912 convertible note is secured by a continuing security interest in and all right , title, and interest of CSTI or the Company in collateral, provided that CSTI held such right , title, and interest to the collateral as of the closing on March 31, 1997.

Both of the above long-term notes have been discounted from there face value using an assumed interest rate of 10%.

8. NET INCOME (LOSS) PER SHARE

The following table presents the components of the shares used to compute weighted average number of shares outstanding for the net income (loss) per share calculation.

                                                           Year Ended March 31
                                                          1997            1996
                                                        ------------------------

  Weighted average number of shares outstanding
   during the  year                                     4,835,353      5,120,117

  Incremental shares issuable pursuant to
   outstanding options and warrants                                      115,366
                                                        ------------------------
  Weighted average number of shares used in the
     computation of net income (loss) per share         4,835,353      5,235,483
                                                        ========================

In computing net income per share using the treasury stock method, net income has been increased by $74,500 in interest income for the year ended March 31, 1996. Fully diluted and primary net income per share for the year ended March 31, 1996 were not materially different.

9. CAPITAL STOCK

Warrants

At March 31, 1997, the Company had outstanding warrants to purchase 572,700 shares of its common stock, as follows:

In April 1992, the Company issued Series A Warrants to purchase 492,700 shares (344,500 warrants, each of which entitles the holder to purchase 1.43 shares of Common Stock) at an exercise price of $4.37 per share through March 31, 1997. The number of shares and exercise price above are recalculations based on anti-dilutive provisions in the Warrants. These Warrants have been extended through March 31, 1998.

In April 1993, in connection with the Regulation S offering, the Company issued a warrant to purchase 80,000 shares of common stock to the placement agent at a price of $8.25 per share, exercisable for a four year period commencing April 9, 1994.

Stock Options

At March 31, 1997, the Company had outstanding options to purchase 1,514,661 shares of its Common Stock as follows:

Grants Pursuant to Employment Arrangements

During 1995, the Company granted options to purchase 330,000 shares of common stock, with a $3.898 weighted average exercise price per share, pursuant to various employment arrangements. At September 13, 1996 options to purchase 230,000 shares were canceled. At March 31, 1997, options to purchase 100,000 shares of common stock at $3.75 per share were outstanding with expiration dates of March 31, 2006. 10,000 shares were exercisable at the $3.75 exercise price per share at March 31, 1997.

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

The following table sets forth employee stock options granted, exercised, canceled, and outstanding under the Employee Plan:

                                                 Outstanding Options
                                                 -------------------
                                        Number of Options       Weighted Average
                                                                Exercise Price
                                        ----------------------------------------

Balance at March 31, 1995                    343,018               $6.393
   Granted                                   334,761               $4.578
   Exercised                                 (20,616)              $2.830
   Canceled                                 (240,402)              $6.726
                                        ----------------------------------------

Balance at March 31, 1996                    416,761               $4.913
   Granted                                 1,091,476               $2.177
   Canceled                                  313,576               $4.439
                                        ----------------------------------------

Balance at March 31, 1997                  1,194,661               $2.537
                                        ========================================

At March 31, 1997, 474,161 options outstanding under the Employee Plan were exercisable. There were 176,053 and 69,954 option shares available for grant under the Employee Plan at March 31, 1997 and 1996, respectively.

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

                                                  Outstanding Options
                                                  -------------------
                                          Number of Options    Weighted Average
                                                                 ExercisePrice
                                          --------------------------------------
Balance at March 31,1995                      275,000               $10.194
 Granted                                      175,000               $ 3.916
 Canceled                                    (290,000)              $10.194
                                          --------------------------------------
Balance at March 31,1996                      160,000               $ 3.916
 Granted                                       60,000               $ 2.920
                                          --------------------------------------
Balance at March 31,1997                      220,000               $ 3.916
                                          ======================================

Non-Qualified Stock Option Plan for Non-Employee Directors

At March 31, 1997, 160,000 options outstanding under the Director Plan were exercisable. There were 80,000 and 140,000 option shares available for grant under the Director Plan at March 31, 1997 and 1996, respectively.

The Financial Accounting Standards Board Statement No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation" requires disclosure of pro forma information regarding net income and net income per share based on fair value accounting for stock-based compensation plans. The following table presents weighted average price and life information about significant option groups outstanding at March 31, 1997:



                                          Shares outstanding                        Options Exercisable
                                          ------------------                        -------------------
                                              Weighted
                                               Average         Weighted                           Weighted
                                              Remaining        Average                             Average
  Range of Exercise          Number          Contractual       Exercise           Number          Exercise
        Prices             Outstanding       Life (years)       Price           Exercisable         Price
-------------------        -----------       ------------      --------         -----------       ---------
$.83 to $ 1.46               655,000             6.30            .910               79,000            .952
$2.92 to $3.9625             713,661             5.33           3.820              540,161           3.929
$4.66 to $6.375              146,000             4.60           6.052               25,000           6.375
-----------------------------------------------------------------------------------------------------------
$.83 to $6.375             1,514,661             5.68           2.778              644,161           3.656



Pursuant to the requirements of FAS 123, the following are the pro forma net income and net income per share for March 31, 1997 and 1996, as if the compensation expense for the option plans had been determined based on the fair value at the grant date for grants in the years then ended:



                                                      March 31, 1997                            March 31, 1996
                                                      --------------                             --------------

                                           As Reported             Pro Forma           As Reported            Pro Forma
Net income (loss)                           (4,409,699)           (4,795,905)            2,976,536            2,263,623
Net income (loss) per share                $      (.91)          $      (.99)           $      .58           $      .43



The fair value of options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                             Option
                                                    ------------------------
                                                     1997              1996
                                                     ----              ----
Volatility                                           .768              .768
Expected option life (years)                        4 yrs.            4 yrs.
Interest rate ( risk free)                           6.20%             6.20%

Volatility was calculated on a monthly basis. The company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future. The effects on 1997 and 1996 pro forma net income and net income per share of expensing the estimated fair value of stock options and shares are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one and two years of option grants under the Company's plans.

10. SIGNIFICANT CUSTOMERS

During 1997, the Company had sales of approximately $673,000 and $491,000 to two customers which represented 35% and 25% of net sales respectively. During, 1996, the Company had sales of approximately $1,866,000 and $594,000 to two customers which represented 43% and 14% of net sales respectively.

11. CONSOLIDATION CHARGES

During the year ended March 31, 1997, the Company recognized $462,567 in one-time consolidation charges consisting of severance benefits and fees relating to subleasing its facilities in Maryland. At March 31, 1997 approximately $84,000 remained in unearned revenue and other current liabilities for anticipated payments relating to subleasing its facility in Maryland.

12. INCOME TAXES

The provision for income taxes includes a federal alternative minimum tax ("AMT") resulting from restrictions on the use of net operating loss carryforwards for AMT purposes. Significant components of deferred tax assets as of March 31 are as follows:

                                                      1997            1996
                                                    ----------------------------
Deferred tax assets
  Net operating loss carryforwards                  $ 3,584,000     $ 3,128,000
  Depreciable and amortizable assets                    868,000
  Unearned revenue                                        3,000          11,000
  Allowance for doubtful accounts                        51,000           5,000
  Alternative minimum tax credit carryfoward             43,000          52,000
  Investment tax credit carryforwards                   281,000         281,000
  Accrued Expenses                                       58,000          31,000
                                                    ----------------------------
  Total Deferred Assets                               4,888,000       3,508,000
  Valuation allowance for deferred tax assets        (4,765,000)     (3,508,000)
                                                    ----------------------------
 Deferred Tax Liability                                 123,000               0
                                                    ----------------------------
 Deferred Income                                       (110,000)
  Prepaid Expense                                       (13,000)
  Total Deferred Liability                             (123,000)
                                                    ----------------------------
 Total Deferred Assets                              $         0     $         0
                                                    ============================

At March 31, 1997 and 1996, the Company had Federal tax net operating loss carryforwards of $10,542,000 and $8,427,078 respectively. The valuation allowance for deferred tax assets decreased by $1,257,000 from 1996 to 1997. Tax net operating loss and investment tax credit carryforwards expire in varying amounts beginning in 1998 through 2012. Tax net operating loss and tax credit carryforwards are subject to limitation in the event of certain corporate ownership changes under Internal Revenue Code Sections 382 and 383.

13. COMMITMENTS

Lease Commitments

The Company leases facilities under a non-cancelable operating lease expiring in fiscal 2004 with an option to renew for an additional five year term. Total rent expense for operating leases amounted to $ 343,448 and $263,400 for the years ended March 31, 1997 and 1996, respectively. At March 31, 1997, minimum annual commitments under non-cancelable operating leases are as follows:

              Fiscal year ending March 31:
              ----------------------------
                      1998                                436,597
                      1999                                427,972
                      2000                                326,246
                      2001                                209,186
                      2002                                211,714
                      Thereafter                          431,147
                                                       ----------
                      Total                            $2,042,862
                                                       ==========

14. EMPLOYEE RETIREMENT PLAN

On July 1, 1989,  the Company  adopted a 401K  retirement  plan ( the Retirement
Plan) that covers substantially all of the Company's employees. Each eligible employee may contribute up to 15% of their compensation, subject to certain limitations, to the retirement plan. The Company makes a matching contribution of 50% on the first 6% of the participant's elective deferral. Company contributions totaled $23,812 and $13,513 during the years ended March 31, 1997 and 1996 respectively.

15. SUBSEQUENT EVENTS

On April 16, 1997, the Company sold selected multimedia assets to Davidson for approximately $2,500,000 in cash. The assets that were sold include machinery and capital equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Mass. The net asset value of assets transferred was $257,835. As part of the transaction, the Company amended its software development contract with Blizzard Entertainment (the Company was paid all related receivables from the contract) , entered into a work-for-hire agreement with Davidson related to software engineering services, and assigned and transferred its present Concord, Massachusetts Office lease to Davdison. This office lease represents a future lease commitment of $260,129. The Gain on Sale resulting from this transaction is approximately $2,000,000.

On April 24,1997, the Company entered into an agreement to sublet its former office in Bethesda Maryland. This sublease agreement runs through the end of the Company's Lease and requires monthly minimum lease payments to Capitol totaling $1,503,309.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item is incorporated by reference to the information contained in the "Election of Directors" and "Executive Officers" sections of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained in the "Executive Compensation" section of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND
         MANAGEMENT

The information required by this item is incorporated by reference to the information contained in the "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" sections of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information contained in the "Transactions with Beneficial Owners, Directors, and Executive Officers" section of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

A list of the  exhibits  included  as part of this  report  is set  forth in the
Exhibit index which immediately precedes such exhibits and which is incorporated herein by reference.

REPORTS ON FORM 8-K

On October 4, 1996, the Company filed a Form 8-K disclosing plans for consolidation and management changes. On November 12, 1996, the Company filed a Form 8-K disclosing its fiscal second quarter results described in a press release and summary financial statements. On November 14, 1996, the Company filed a Form 8K/A amending its previous filed Form 8K dated November 12, 1997. On November 14, 1996, the Company filed a Form 8-K disclosing several employment and severance agreements with the Company management, as well as amendments to the Company's Certificate of Incorporation, the Non-Qualified Employee Stock Option Plan and the Non-Qualified, Non-Employee Director Stock Option Plan. On December 13, 1996, the Company filed a Form 8-K disclosing employment agreements and amendments to employment agreements with the Company management. On April 11, 1997, the Company filed a Form 8-K disclosing the acquisition of Client Server Technologies, Inc. On April 24, 1997, the Company filed a Form 8-K disclosing the sale of selected multimedia assets to Davidson & Associates, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

CAPITOL MULTIMEDIA, INC.

BY:  /s/ Luda Kopeikina
     -------------------------
     Luda Kopeikina, President

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below thereby constitutes and appoints Luda Kopeikina and Edward Terino and each of them, his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments or supplements to this Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, lawfully do, or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                         TITLE & DATE

/s/ Luda Kopeikina                           President
------------------                           June 20, 1997
Luda Kopeikina

/s/ Edward Terino                            Chief Financial Officer
------------------                           June 20, 1997
Edward Terino

/s/ James P. Dore                            Controller
------------------                           June 20, 1997
James P. Dore

/s/ Robert I. Bogin                          Director
------------------                           June 23, 1997
Robert I. Bogin

/s/ Craig Cox                                Director
------------------                           June 20, 1997
Craig Cox

/s/ Bernard M. Frank                         Director
------------------                           June 20, 1997
Bernard M. Frank

/s/ Nico Letschert                           Director
------------------                           June 20, 1997
Nico Letschert

/s/ Igor R. Razboff                          Director
------------------                           June 20, 1997
Igor R. Razboff

/s/ Philip R. Redmond                        Director
------------------                           June 23, 1997
Philip R. Redmond

Exhibit
Number         Exhibit Name

2.1 Agreement for the Acquisition of the Outstanding Stock of Animation Magic, Inc. Management Shareholders, dated December 15, 1994 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated February 13, 1995).

2.2 Agreement for the Acquisition of the Outstanding Stock of Animation Magic, Inc. Minority Shareholders, dated December 15, 1994 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated February 13, 1995).

2.3            Asset Purchase Agreement By and Between Capitol Multimedia,  Inc.
               (as "Seller") and Philips Media, Inc. (as "Purchaser") dated August 11, 1995 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated August 11, 1995).

2.4 Capitol Multimedia, Inc. - CSTI Promissory Notes dated March 31, 1997 (incorporated by reference herein to the exhibits filed with the Company's Form 8-K, dated April 11, 1997).

2.5 Agreement for the Acquisition of the Outstanding Stock of CSTI by and between the Company and the Selling Shareholders of CSTI dated March 31, 1997 (incorporated by reference herein to the exhibits filed with the Company's Form 8-K dated, April 11,
               1997).

2.6 Asset and Stock Purchase Agreement between Davidson & Associates, Inc. and Capitol Multimedia, Inc. (incorporated herein to the exhibit filed with the Company's Form 8-K, dated April 24, 1997).

3.1            Certificate  of  Incorporation,   as  amended   (incorporated  by
               reference herein to the exhibit filed with the Company's Form 10-QSB, dated September 30, 1996).

3.2 Bylaws of the Company (incorporated by reference herein to the exhibit filed with the Company's Form S-18 (or a Post-Effective Amendment thereto, Registration No. 33-45725-A).

4.1 Specimen of Stock Certificate-Common stock (incorporated by reference herein to the exhibit filed with the Company's Form S-18 (or a Post-Effective Amendment thereto, Registration No. 33-45725-A).

4.2            Specimen of Series A Warrant (incorporated by reference herein to
               the   exhibit   filed  with  the   Company's   Form  S-18  (or  a
               Post-Effective Amendment thereto, Registration No. 33-45725-A).

4.4 Form of Warrant Agreement with Warrant Agent (incorporated by reference herein to the exhibit filed with the Company's Form S-18 (or a Post-Effective Amendment thereto, Registration No. 33-45725-A).

Exhibit
Number         Exhibit Name

4.5            Amended and Restated 1991 Non-Qualified Capitol Multimedia,  Inc.
               Employee Stock Option Plan (incorporated by reference herein to the exhibit filed with the Company's Form 10-QSB, dated September 30, 1996).

4.6 Amended and Restated 1992 Non-Qualified Stock Option Plan for Non- Employee Directors (incorporated by reference herein to the exhibit filed with the Company's Form 10-QSB, dated September 30,
               1996).

4.7 First Amendment to the Warrant Agreement Between Capitol Multimedia, Inc. and North American Transfer Co. (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated February 26, 1996).

4.8 First Amendment to the Registration Rights Agreement Dated February 13, 1995 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated February 26,
               1996).

9.1 Voting Trust Agreement-Noble Investment Co. of Palm Beach (incorporated by reference herein to the exhibit filed with the Company's Form S-18 (or a Post-Effective Amendment thereto, Registration No. 33-45725-A).

10.31 Placement Agreement with Noble Investment Co. of Palm Beach, March 31, 1993 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated April 8, 1993).

10.32 Placement Agent Warrant to Purchase Shares of Capitol Multimedia, Inc., April 8, 1993 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated April 8, 1993).

10.33 Asset Purchase Agreement By And Between Henninger Video, Inc. and Capitol Multimedia, Inc., June 22, 1993--excluding exhibits and schedules (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated June 30, 1993).

10.44 Employment Agreement between Capitol Multimedia, Inc. and Igor Razboff (incorporated by reference herein to Exhibit 2.1 filed with the Company's Form 8-K, dated February 13, 1995).

Exhibit
Number         Exhibit Name

10.45 Employment Agreement between Capitol Multimedia, Inc. and Dale DeSharone (incorporated by reference herein to Exhibit 2.1 filed with the Company's Form 8-K, dated February 13, 1995).


10.46 Employment Agreement between Capitol Multimedia, Inc. and Luda Kopeikina (incorporated by reference herein to the exhibits filed with the Company's Form 8-K, dated November 14, 1996).

10.47          Severance Agreement between Capitol  Multimedia,  Inc. and Robert
               I. Bogin, dated October 28, 1996 (incorporated by reference herein to the exhibits filed with the Company's Form 8-K, dated November 14, 1996). 10.48 Severance Agreement between Capitol Multimedia, Inc. and Catherine K. Hoopes, dated October 28, 1996 (incorporated by reference herein to the exhibits filed with the Company's Form 8-K, dated November 14, 1996).

10.49 First Amendment to Employment Agreement between Capitol Multimedia, Inc. and Igor Razboff, dated December 12, 1996 (incorporated by reference herein to the exhibits filed with the Company's Form 8-K, dated December 13, 1996).

10.50 Employment Agreement between Capitol Multimedia, Inc. and Edward Terino, dated November 30, 1996 (incorporated by reference herein to the exhibits filed with the Company's Form 8-K, dated December 13, 1996).

10.51 Employment Agreement between Capitol Multimedia, Inc. and Paul Carr, dated March 31, 1997 (incorporated by reference herein to Exhibit 2.5 filed with the Company's Form 8-K, dated April 11,
               1997).

21.1           List of Capitol Multimedia, Inc. Subsidiaries.

23.1           Consent of Independent Auditors.

24.1           Powers of Attorney (contained on signature page hereof).

27.1           Financial Data Schedule.

99.1 Form of Indemnification Agreement as signed by directors and officers of the Company (incorporated by reference herein to the exhibit filed with the Company's Form 10-QSB, dated June 30,
               1993).