Form 10QSB
period 1997-06-30
CAPITOL MULTIMEDIA INC /DE/
filed 1997-08-13
CIK 884142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
             For the transition period from __________ to __________

                         Commission file number: 0-20102

                            CAPITOL MULTIMEDIA, INC.
        (Exact name of small business issuer as specified in its charter)



        Delaware                                        52-1283993
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                      Number Outstanding Shares
                 Title of Class                         as of August 9, 1997
                 --------------                         --------------------
         Common Stock, $.10 Par Value                         6,032,065

     Transitional Small Business Disclosure Format:   Yes [ ] No [X]

                            CAPITOL MULTIMEDIA, INC.
                                  JUNE 30, 1997
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           Page
PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
        Condensed Consolidated Balance Sheets as of June 30, 1997
           and March 31,1997                                                 3
        Condensed Consolidated Income Statements for the
           three months ended June 30, 1997 and 1996                         4
        Condensed Consolidated Statements of Cash Flows for the
           three months ended June 30, 1997 and 1996                         5
        Notes to Condensed Consolidated Financial Statements                 6
ITEM 2. Management's Discussion and Analysis or Plan of
           Operation                                                         8



PART II OTHER INFORMATION



ITEM 1. Legal Proceedings                                                   12

ITEM 2. Changes in Securities                                               12

ITEM 3. Defaults Upon Senior Securities                                     12

ITEM 4. Submission of Matters to a Vote of Security Holders                 12

ITEM 5. Other Information                                                   12

ITEM 6. Exhibits and Reports on Form 8-K                                    12

        Signatures                                                          13




See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            Capitol Multimedia, Inc.
                      Condensed Consolidated Balance Sheets

                                                                  June 30         March 31
                                                                    1997            1997
                                                               ----------------------------
Assets                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                   $  3,365,877    $    760,065
   Short-term investments                                           598,415         997,036
   Accounts receivable, net of allowance for doubtful accts         912,555       1,027,307
   Notes and guaranteed royalties receivable                        250,000         250,000
   Prepaid expenses and other current assets                         65,083          76,602
                                                               ----------------------------
Total current assets                                              5,191,930       3,111,010

Property and equipment:                                             882,415       1,629,249
   Less: accumulated depreciation and amortization                 (522,347)       (970,874)
                                                               ----------------------------
                                                                    360,068         658,375

Notes and guaranteed royalties receivable                         1,092,356       1,073,600
Goodwill net of accumulated amortization                            806,503         827,182
Other long-term assets                                              187,904         240,872
                                                               ----------------------------
Total assets                                                   $  7,638,761    $  5,911,039
                                                               ============================

Liabilities and shareholders' equity Current liabilities:
   Accounts payable and accrued liabilities                    $    428,608    $    430,768
   Unearned revenue and other current liabilities                   455,000         395,382
                                                               ----------------------------
Total current liabilities                                           883,608         826,150

Notes payable to related parties                                  1,552,069       1,552,069
Deferred rent                                                        79,880          83,328
                                                               ----------------------------
Total liabilities                                                 2,515,557       2,461,547

Shareholders' equity:
   Common stock, $.10 par value                                     685,715         685,715
   Additional paid-in capital                                    16,747,202      16,747,202
   Accumulated deficit                                          (10,259,369)    (11,933,081)
                                                               ----------------------------
                                                                  7,173,548       5,499,836

Less treasury stock, at cost                                     (2,050,344)     (2,050,344)
                                                               ----------------------------
Total shareholders' equity                                        5,123,204       3,449,492
                                                               ----------------------------
Total liabilities and shareholders' equity                     $  7,638,761    $  5,911,039
                                                               ============================

See accompanying notes

                            Capitol Multimedia, Inc.
                    Condensed Consolidated Income Statements

                                                           Three Months Ended
                                                                June 30
                                                          1997           1996
                                                     ---------------------------
                                                     --------(Unaudited)--------
Revenue
   Services                                          $   796,248    $ 1,012,549
   Software license                                      122,721           --
                                                     --------------------------
Total revenue                                            918,969      1,012,549

Cost of services:                                        524,897           --
                                                     --------------------------
Gross margin                                             394,072      1,012,549

Operating expenses:
   Research and development                              222,797        549,152
   General and administrative                            323,788        427,260
   Sales and marketing                                   124,344           --
   Amortization of goodwill and developed software        30,680
                                                     --------------------------
Total operating expenses                                 701,609        976,412

Operating income (loss)                                 (307,537)        36,137

Other income (expense):
   Interest and other income, net                         68,797         60,003
   Interest expense                                      (47,652)
   Gain on sale of assets                              2,037,104           --
                                                     --------------------------

Income before income taxes                             1,750,712         96,140
Provision for income taxes                                77,000         14,400
                                                     --------------------------

Net income                                           $ 1,673,712    $    81,740
                                                     ==========================
Net income per share                                 $       .26    $       .02
                                                     ==========================

Weighted average number of shares outstanding          6,914,348      4,832,065
                                                     ==========================


See accompanying notes.

                            Capitol Multimedia, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                                                               Three Months Ended
                                                                                    June 30
                                                                              1997            1996
                                                                           --------------------------
                                                                           ------- (Unaudited) ------
Operating Activities
Net income                                                                 $ 1,673,712    $    81,740
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation of property and equipment                                     47,228         43,626
     Amortization of goodwill and developed software                            30,680
     Gain on sale of assets                                                 (2,037,104)
     Changes in assets and liabilities (net of effect from disposition):
         Accounts receivable                                                   (52,749)      (241,622)
         Prepaid expenses and other current assets                               2,581          4,182
         Long-term notes, royalties, and other assets                           15,821        (18,756)
         Accounts payable and accrued liabilities                              (39,579)       132,161
         Unearned revenue and deferred rent                                     93,588        (48,264)
                                                                           --------------------------
Net cash used in operating activities                                         (265,822)       (46,933)

Investing Activities
Purchases of short-term investments                                                          (399,628)
Proceeds from sales of short-term investments                                  398,621        326,210
Proceeds from sale of assets                                                 2,509,758
Capital expenditures                                                           (36,745)       (67,930)
                                                                           --------------------------
Net cash provided by (used in) investing activities                          2,871,634       (141,348)

Financing Activities
Proceeds from sale of common stock                                                  --             --
                                                                           --------------------------
Net cash provided by financing activities                                           --             --
                                                                           --------------------------

Net increase (decrease) in cash and cash equivalents                         2,605,812       (188,281)
Cash and cash equivalents at beginning of period                               760,065      1,961,393
                                                                           --------------------------
Cash and cash equivalents at end of period                                 $ 3,365,877    $ 1,773,112
                                                                           ==========================




See accompanying notes.

                            CAPITOL MULTIMEDIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Statement of Information Provided

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, have been prepared in accordance with Form 10-QSB instructions and do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 1997 of Capitol Multimedia, Inc. (the "Company"), as filed with the Securities and Exchange Commission. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's March 31, 1997 Annual Report on Form 10-KSB. The March 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.   Reclassifications

Certain amounts in the June 30, 1996 Statement of Operations and Statement of Cash Flows have been reclassified to conform to the June 30, 1997 presentation.


3.   Sale  of  select   multimedia  assets  and  acquisition  of  Client  Server
     Technologies, Inc. (CSTI)

On April 16, 1997, the Company sold selected multimedia assets to Davidson & Associates (Davidson) for $2,509,759 in cash. The assets that were sold include machinery and capital equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Mass. The net asset value of assets transferred was $472,655. As part of the transaction, the Company amended its software development contract with Blizzard Entertainment (the Company was paid all related receivables from the contract) , entered into a work-for-hire agreement with Davidson related to software engineering services, and assigned and transferred its present Concord, Massachusetts office lease to Davidson. The Gain on Sale resulting from this transaction is $2,037,104.

On March 31, 1997, the Company acquired all of the outstanding stock of CSTI for $3,853,060. The purchase price is composed of 1,200,000 unregistered shares of the Company's common stock discounted to a value of $1,050,000, issuance of non-interest bearing convertible long-term notes totaling $1,945,000 to sellers and discounted to a value of $1,552,069, and cash payments totaling $1,250,991. Debt holders have the right to convert $945,000 out of the $1,945,000 in interest and principal under the notes into shares of common stock at a $3.00 per share conversion price in December 1998. The transaction was accounted for under the purchase method of business combinations. As a result of the acquisition, $827,182 of goodwill was recorded which will be amortized on a straight line basis over 10 years, and $2,200,000 of "In-Process Technology" which was written off at March 31, 1997.

                            CAPITOL MULTIMEDIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Supplemental pro forma results of operations, assuming the above sale and acquisition were consummated prior to April 1, 1996, are presented below.

                                                           Three Months Ended
                                                               June 30
                                                        1997            1996
                                                     --------------------------
                                                     -------- (Unaudited) ------

Total revenue                                        $   918,969    $ 1,303,642
Cost of services:                                        442,349        398,629
                                                     --------------------------
Gross  margin                                            476,620        905,013

Operating expenses:
   Research and development                              222,797        220,217
   General and administrative                            323,788        437,267
   Sales and marketing                                   124,344        106,567
   Amortization of goodwill and developed software        30,680         30,680
                                                     --------------------------
Total operating expenses                                 701,609        794,731

Operating income (loss)                                 (224,989)       110,282

Other income (expense):
   Interest and other income, net                         68,797         85,514
   Interest expense                                      (47,652)       (45,000)
                                                     --------------------------
Income (loss) before income taxes                       (203,844)       150,796
Provision for income taxes                                    --         14,628
                                                     --------------------------
Net income (loss)                                    $  (203,844)   $   136,168
                                                     ==========================

Net income (loss) per share                          $      (.03)   $       .02
                                                     ==========================

Weighted average number of shares outstanding          6,032,065      6,032,065
                                                     ==========================

4.   Subsequent Event

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for periods ending after December 17, 1997 including interim periods. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this new pronouncement has not been presented since the Company has not computed the effect at this time.

                            CAPITOL MULTIMEDIA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Business Developments

     During the quarter ended June 1997, the Company sold certain of its multimedia assets to Davidson, a division of CUC International, Inc. The Company retained all rights to its fourteen (14) multimedia CD-ROM products currently on the market, three (3) new CD-ROM titles , all software tools and engines, and software development capabilities in the United States and Russia. The Company's current CD-ROM products are targeted primarily at children ranging from 3 to 14 years of age and are distributed by Davidson and Broderbund Software Inc. (Broderbund).

     The quarter ended June 30, 1997 is the first quarter to include results from CSTI which the Company acquired on March 31,1997. This acquisition provided the Company an entry into the supply chain management sector of the business software market, encompassing the planning and control of material and resources from order entry through warehousing and logistics to customer delivery. During the quarter, CSTI signed license and service arrangements with Teleport Communications Group Inc.(TCG) and Nortel Communications (Nortel) valued in excess of nine hundred thousand dollars ( $900,000). Revenue from these agreements should be recognized over the balance of fiscal 1998.

Presentation

     Since the Company's April 1997 sale of select multimedia assets and the March 1997 acquisition of CSTI, the Company has focused on the supply chain management segment of the business software market , but continues to sell existing multimedia software titles through its distribution channels. Accordingly, the discussion and analysis of the Company's results of operations compares pro forma results for the three months ended June 30, 1997 to pro forma results for the three months ended June 30, 1996. This pro forma presentation, which is included in the notes to condensed consolidated financial statements, assumes that the sale and acquisition had occurred on March 31, 1996. The Company believes such comparison provides a more meaningful analysis of current and prior fiscal year results.

Net Sales

     The composition of net sales for the three months ended June 30, 1997 and 1996 are as follows:

                                        June 30      June 30            %         $
                                         1997         1996           Change     Change
                                     ---------------------------------------------------
Business software                    $  886,619   $  914,593           (3%)   $  (27,974)

Multimedia consumer software sales
   and royalties                         32,350      389,049          (92%)     (356,699)
                                     ---------------------------------------------------

 Total net sales                     $  918,969   $1,303,642          (30%)   $ (384,673)
                                     ===================================================

     Revenues from business software decreased 27,974 or 3% on a pro forma basis for the quarter ended June 30, 1997 versus the comparable period in 1996. This decrease is attributable to a decrease in software license revenue partially offset by increases in consulting and support

                            CAPITOL MULTIMEDIA, INC.

maintenance revenue. License revenue recognition fluctuates with customer acceptance of the delivered product and product sales to new and existing customers. The Company is expanding all phases of sales and marketing and has recently hired a Vice President of Sales and Marketing. The Company is committed to a substantial investment in and expansion of marketing efforts and alliances. The Company expects that business software revenue will increase above fiscal 1997 levels during fiscal 1998.

     Consumer software sales and royalties decreased $356,699 or 92% primarily due to the continued competitive conditions of the edutainment CD-ROM market, oversupply of juvenile edutainment CD-ROM products, intensified competition and limited retail shelf space. There was also a $17,222 decrease in royalties relating to the Company's CD-i titles. The Company will not develop new multimedia products in the foreseeable future, but has three (3) completed action adventure titles to sell or license. The Company entered into a distribution agreement in April, 1997 with Davidson to distribute its Magic Tales series under the Fisher Price label. The Company's outlook on revenue from consumer software sales and royalties is dependent on the sale or license of the three new multimedia products.

     The level of net sales realized by the Company in any quarter is principally dependent on the portion of projects completed, the number of new software licenses sold and the number of titles shipped for published consumer software titles. The purchase of supply chain management solutions requires a significant commitment of capital and resources on the part of the customer, the sales cycles are long and average from six to nine months. As a result, revenue recognition is subject to many risks such as budgetary cycles, changes in the business of a customer and overall economic trends that are not controllable by the Company. Quarterly results have varied significantly in the past and are likely to fluctuate in the future as a result of new orders timing, product development expenditures, the number and timing of new product completions, and multimedia product shipments and returns. A significant portion of the Company's operating expenses are fixed and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely and disproportionately affected because a significant portion of the Company's expenses do not vary with revenues. As a result of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict. Any significant change from levels expected by securities analysts or shareholders could result in substantial volatility in the trading price of the Company's common stock.

Net sales derived from the Company's published multimedia products are typically highest in the Company's second and third quarters ending in September and December each year due primarily to the increased demand for products for the calendar year-end holiday selling season. There can be no assurance, however, that any quarterly fluctuations based on seasonality will continue.


Cost of Services

     Cost of services are incurred in connection with the sale of supply chain management software. It consists of costs associated with consulting and implementation services that are sold as part of a total supply chain management solution, and costs associated with providing support to customers. These cost increased $43,720 or 11% during the three months ended June 30, 1997 versus 1996. The Company expects to increase the number of consulting staff, and to utilize its research and development staff as well as its software engineering capabilities at the St. Petersburg, Russia facility as a means to grow consulting revenue. To the extent that the Company's revenues do not increase at anticipated rates, the hiring of additional consultants could adversely affect the Company's gross margins. The Company expects this expense to increase in absolute dollars, but not as a percentage of sales during fiscal 1998.

                            CAPITOL MULTIMEDIA, INC.

Research and Development

     Research and development expense increased $2,580 or only 2% during the three months ended June 30, 1997 versus the comparable period in 1996. The Company expects research and development to increase during fiscal year 1998 as a result of an expansion of product development for its supply chain management software. There can be no assurance that the Company will be able to anticipate, evaluate, and adapt to changes in platforms and evolving technologies, or to do so in a timely or cost effective manner. The Company expects that the fiscal year 1998 expense will be below the level of 1997 as a result of the sale of its art, animation and audio production capabilities to Davidson. The Company's research and development resources in St. Petersburg, Russia are significantly reduced from prior years, and as a result is less vulnerable to changes in the political and economic uncertainties associated with Russia.

Depreciation and Amortization

     Depreciation and amortization only slightly changed on a pro form basis. The Company expects depreciation during fiscal year 1998 to approximate the fiscal 1997 level, but the acquisition of CSTI will increase the amortization of goodwill and developed software. The total amortization costs for fiscal 1998 are expected to be approximately $120,000.

General and Administrative

     General and administrative expenses decreased $113,479 or 26% during the three months ended June 30, 1997 versus the comparable period in 1996 as a result of the consolidation of the Bethesda office into Concord and the resulting decrease in administrative staff. A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected. Given the Company's recent acquisition and sale of certain assets, as well as, the consolidation of operations in November of 1996, the Company expects general and administrative expenses on a pro forma basis to decrease in absolute dollars and as a percent of sales in fiscal 1998.

Sales and Marketing

     Sales and marketing expense increased $17,777 or 17% on a pro forma basis during the three months ended June 30, 1997 versus the comparable period in 1996. This item includes personnel related costs, as well as, those costs related to facilities, travel, trade shows, advertising and promotions. Past CSTI expenditures on sales and marketing were substantially below industry averages and the Company is committed to an investment in sales and marketing efforts and alliances. This investment is expected to generate an increase in future revenue. However, the benefits of such expenditures are not expected to be realized during fiscal 1998. There can be no assurance that the Company will be able to realize the benefits from this investment. The Company expects sales and marketing expenses to increase in absolute dollars and as a percentage of sales during fiscal 1998.

                            CAPITOL MULTIMEDIA, INC.


Gain on Sale of Assets

The gain of $2,037,104 resulted from the sale of select multimedia assets to Davidson for $2,509,759 in cash. The assets that were sold include machinery and capital equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Mass. This gain is excluded from the pro forma income statement.


Provision for Income Taxes

     The provision for income taxes represents alternative minimum tax liabilities and state income taxes on income earned. The Company expects an effective tax rate of approximately 4% for fiscal year 1998. This rate differs from the statutory rate due to anticipated partial recognition of $4,888,000 in deferred tax assets which were fully reserved at March 1996.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are its cash, cash equivalents, and short-term investments. During the quarter ended June 1997, cash, cash equivalents, and investments increased $2,207,191 or 126% to $3,964,292. This increase relates to $2,510,000 in proceeds from the sale of select multimedia assets, less $ 37,000 in capital expenditures and $266,000 used to fund operating activities. The Company will use its working capital to finance ongoing operations and fund the continued expansion of its sales and marketing resources. Management expects its existing cash and short-term investments, and cash generated from operations will be sufficient to meet the Company's expected liquidity and capital needs for fiscal 1998.

     At June 30, 1997, the Company had outstanding Series A Warrants to purchase 492,700 shares of Common Stock at $4.37 per share. These warrants expire March 31, 1998, subject to extension by the Company. Pursuant to the redemption provision in the Warrant Agreement, the Company has the option of redeeming the warrants on an "all or nothing basis," and, given favorable market conditions, may do so. Exercise of these warrants would generate approximately $2,153,000 in cash.

     The Company continues to consider investments in or acquisitions of compatible businesses. However, there can be no assurance that the Company will make investments in or enter into business combinations with other entities. In the event that the Company engages in such transactions, it may require additional financial resources.

Forward Looking Information

     Except for the historical information contained in this Form 10-QSB, the information set forth herein includes forward looking statements that are dependent on certain risks and uncertainties. Important factors that could cause the actual results to differ materially from the anticipated results include, but are not limited to, the anticipated growth of certain market segments; the positioning, release dates, and acceptance of Company products in the marketplace; quarterly fluctuations and seasonality; political, social and economic stability in Russia; the competitive environment and technological change in the software industry; and dependence on distribution channels and key personnel, all of which are difficult to predict and many of which are beyond the control of the Company. Additional information on these and other factors which could affect the Company's financial condition and/or results of operations are included in the Company's March 31, 1997 Form 10-KSB and Registration Statements on Form S-3 (Registration Nos. 33-45725-A and 333-2476) filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       10.52  Severance Agreement with Igor Razboff

       10.53  Severance Agreement with Dale DeSharone

       10.54  Licensing and  Distribution  Agreement with Davidson & Associates,
              Inc.

       10.55  Software   Publishing  and  Licensing  Agreement  with  Broderbund
              Software, Inc.

       11.1   Computation of Earnings Per Share

       21.1   List of Capitol Multimedia, Inc. Subsidiaries

       27.1   Financial Data Schedule

(b)  Reports on Form 8-K:

     On June 26, 1997, the Company filed a Form 8-K/A amending the unaudited financial statements dated December 31, 1996 for Client Server Technologies, Inc.(CSTI) previously incorporated as Schedule 3.3(a) of Exhibit 2.6 to the Company's Form 8-K filed on April 11, 1997. The amended financial statements are included in Schedule 3.3(b)-Client Server Technologies, Inc. Audited Financial Statements as of December 31, 1996. A pro forma balance sheet as of March 31, 1997 and pro forma statement of operations for the year ended March 31, 1997 were included.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CAPITOL MULTIMEDIA, INC.
                                                  (Registrant)


Date:  August 13, 1997                       /s/James P. Dore
                                             ---------------------------
                                             James P. Dore
                                             Controller (Principal Accounting
                                             Officer)

Date:  August 13, 1997                       /s/Edward Terino
                                             ---------------------------
                                             Edward Terino
                                             Chief Financial Officer &
                                             Secretary / Treasurer