Form 10QSB
period 1997-09-30
CELERITY SOLUTIONS INC
filed 1997-11-13
CIK 884142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
               For the transition period from ________ to ________

                         Commission file number: 0-20102

                            CELERITY SOLUTIONS, INC.
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


                                 (978) 287-5888
                            Issuer's telephone number


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                   Number Outstanding Shares
              Title of Class                        as of November 11, 1997
              --------------                        -----------------------
      Common Stock, $.10 Par Value                         6,032,065

     Transitional Small Business Disclosure Format:   Yes _____   No __X__

                            CELERITY SOLUTIONS, INC.
                               SEPTEMBER 30, 1997
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
           Condensed Consolidated Balance Sheets as of
           September 30, 1997 and March 31,1997                              3
           Condensed Consolidated Statement of Operations for the
             three and six months ended September 30, 1997 and 1996          4
           Condensed Consolidated Statements of Cash Flows for the
             six months ended September 30, 1997 and 1996                    5
           Notes to Condensed Consolidated Financial Statements              6

ITEM 2.  Management's Discussion and Analysis or Plan of
           Operation                                                         8


PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  14

ITEM 2.  Changes in Securities                                              14

ITEM 3.  Defaults Upon Senior Securities                                    14

ITEM 4.  Submission of Matters to a Vote of Security Holders                14

ITEM 5.  Other Information                                                  15

ITEM 6.  Exhibits and Reports on Form 8-K                                   16

         Signatures                                                         16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            Celerity Solutions, Inc.
                      Condensed Consolidated Balance Sheet

                                                                 September 30        March 31
                                                                     1997              1997
                                                                 ------------------------------
                                                                 (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                     $  3,344,576      $    760,065
   Short-term investments                                             249,140           997,036
   Accounts receivable, net of allowance for doubtful accts           982,325         1,027,307
   Notes and guaranteed royalties receivable                          250,000           250,000
   Prepaid expenses and other current assets                          136,935            76,602
                                                                 ------------------------------
Total current assets                                                4,962,976         3,111,010

Property and equipment:                                               955,207         1,629,249
   Less: accumulated depreciation and amortization                   (581,908)         (970,874)
                                                                 ------------------------------
                                                                      373,299           658,375

Notes and guaranteed royalties receivable                           1,111,112         1,073,600
Goodwill net of accumulated amortization                              785,823           827,182
Other long-term assets                                                195,942           240,872
                                                                 ------------------------------
Total assets                                                     $  7,429,152      $  5,911,039
                                                                 ==============================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                      $    442,838      $    430,768
   Unearned revenue and other current liabilities                     402,785           395,382
                                                                 ------------------------------
Total current liabilities                                             845,623           826,150

Notes payable to related parties                                    1,552,069         1,552,069
Deferred rent                                                          77,582            83,328
                                                                 ------------------------------
Total liabilities                                                   2,475,274         2,461,547

Shareholders' equity:
   Common stock, $.10 par value                                       685,715           685,715
   Additional paid-in capital                                      16,747,202        16,747,202
   Accumulated deficit                                            (10,428,695)      (11,933,081)
                                                                 ------------------------------
                                                                    7,004,222         5,499,836

Less treasury stock, at cost                                       (2,050,344)       (2,050,344)
                                                                 ------------------------------
Total shareholders' equity                                          4,953,878         3,449,492
                                                                 ------------------------------
Total liabilities and shareholders' equity                       $  7,429,152      $  5,911,039
                                                                 ==============================

     See accompanying notes.

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Operations

                                              Three Months Ended                Six Months Ended
                                                 September 30                     September 30
                                            1997             1996             1997            1996
                                        ----------------------------      ----------------------------
                                              --(Unaudited)--                   --(Unaudited)--
Revenue:
  Services                              $ 1,000,672      $   280,409      $ 1,796,920      $   903,909
  Software licenses                         138,327           46,752          261,048          435,801
                                        ----------------------------      ----------------------------
Total revenue                             1,138,999          327,161        2,057,968        1,339,710

Cost of services                            578,185                         1,103,082
                                        ----------------------------      ----------------------------
Gross Margin                                560,814          327,161          954,886        1,339,710

Operating expenses:
  Research and development                  181,579          665,287          404,376        1,214,439
  General and administrative                331,177          301,746          654,965          729,006
  Sales and Marketing                       205,480                           329,824
  Consolidation charges                                      462,566                           462,566
  Amortization of goodwill and
   developed Software                        30,680                            61,360
                                        ----------------------------      ----------------------------
Total operating expenses                    748,916        1,429,599        1,450,525        2,406,011

Operating income (loss)                    (188,102)      (1,102,438)        (495,639)      (1,066,301)

Other income (expense):
  Interest and other income, net             67,241           75,666          136,038          135,669
  Interest expense                          (47,652)                          (95,304)
  Gain on sale of assets                         --                         2,037,104               --
                                        ----------------------------      ----------------------------
Income (loss) before income taxes          (168,513)      (1,026,772)       1,582,199         (930,632)
  Provision for income taxes                    813               --           77,813           14,400
                                        ----------------------------      ----------------------------

Net income (loss)                       $  (169,326)     $(1,026,772)     $ 1,504,386      $  (945,032)
                                        ============================      ============================

Net income (loss) per share                    (.03)            (.21)             .24             (.20)
                                        ============================      ============================

Weighted average shares outstanding       6,032,065        4,832,065        6,959,393        4,832,065
                                        ============================      ============================

     See accompanying notes.

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                                                  Six Months Ended
                                                                    September 30
                                                                1997            1996
                                                            ----------------------------
                                                                   --(Unaudited)--
Operating Activities
Net (loss) income                                           $ 1,504,386      $  (945,032)
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation of property and equipment                        106,788           92,015
  Amortization of Goodwill and developed software                61,360               --
  Gain on sale of assets                                     (2,037,104)              --
  Changes in assets and liabilities (net of effect from
    disposition):
    Accounts receivable                                        (122,520)         (67,607)
    Prepaid expenses and other current assets                   (69,271)         113,715
    Long-term notes, royalties, and other assets                (20,223)         (39,012)
    Accounts payable and accrued liabilities                    (71,479)         483,504
    Unearned revenue and deferred rent                           85,208          (51,711)
                                                            ----------------------------
Net cash used in operating activities                          (562,855)        (414,128)

Investing Activities
Purchases of short-term investments                                  --         (404,165)
Proceeds from sales of short-term investments                   747,896          326,210
Proceeds from sale of assets                                  2,509,757               --
Capital expenditures                                           (110,287)        (128,094)
                                                            ----------------------------
Net cash (used in) provided by investing activities           3,147,366         (206,049)

Financing Activities
Proceeds from sale of common stock                                   --               --
                                                            ----------------------------
Net cash provided by financing activities                            --               --
                                                            ----------------------------

Net (decrease) increase in cash and cash equivalents          2,584,511         (620,177)
Cash and cash equivalents at beginning of period                760,065        1,961,393
                                                            ----------------------------
Cash and cash equivalents at end of period                  $ 3,344,576        1,341,216
                                                            ============================

     See accompanying notes.

                            CELERITY SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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


2.   Reclassifications

Certain amounts in the September 30, 1996 Statement of Operations and Statement of Cash Flows have been reclassified to conform to the September 30, 1997 presentation.


3.   Sale  of  select   multimedia  assets  and  acquisition  of  Client  Server
     Technologies, Inc. (CSTI)

On April 16, 1997, the Company sold selected multimedia assets to Davidson & Associates (Davidson) for $2,509,759 in cash. The assets that were sold include machinery and capital equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Mass. The net asset value of assets transferred was $472,655. As part of the transaction, the Company amended its software development contract with Blizzard Entertainment (the Company was paid all related receivables from the contract), entered into a work-for-hire agreement with Davidson related to software engineering services, and assigned and transferred its present Concord, Massachusetts office lease to Davidson. The Gain on Sale resulting from this transaction was $2,037,104.

On March 31, 1997, the Company acquired all of the outstanding stock of Client Server Technologies,Inc.(CSTI) for $3,853,060. The purchase price was composed of 1,200,000 unregistered shares of the Company's common stock discounted to a value of $1,050,000, issuance of non-interest bearing convertible long-term notes totaling $1,945,000 to sellers and discounted to a value of $1,552,069, and cash payments totaling $1,250,991. Debt holders have the right to convert $945,000 out of the $1,945,000 in interest and principal under the notes into shares of common stock at a $3.00 per share conversion price in December 1998. The transaction was accounted for under the purchase method of business combinations. As a result of the acquisition, $827,182 of goodwill was recorded which will be amortized on a straight line basis over 10 years, and $2,200,000 of "In-Process Technology" which was written off at March 31, 1997.

                           CELERITY SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Supplemental pro forma results of operations for the three and six months ended September 30, 1997 and 1996, assuming the above sale and acquisition were consummated prior to April 1, 1996, are presented below.

                                              Three Months Ended                Six Months Ended
                                                 September 30                     September 30
                                            1997             1996             1997             1996
                                        ----------------------------      ----------------------------
                                              --(Unaudited)--                   --(Unaudited)--

Total revenue                           $ 1,138,999      $ 1,223,764      $ 2,057,968      $ 2,527,406
Cost of services                            578,185          503,222        1,020,534          901,851
                                        ----------------------------      ----------------------------
Gross margin                                560,814          720,542        1,037,434        1,625,555
Operating expenses:
  Research and development                  181,579          180,804          404,376          401,021
  General and administrative                331,177          375,973          654,965          813,240
  Sales and marketing                       205,480          109,132          329,824          215,699
  Consolidation charges                                      462,566                           462,566
  Amortization of goodwill and
   developed software                        30,680           30,680           61,360           61,360
                                        ----------------------------      ----------------------------
Total operating expenses                    748,916        1,159,155        1,450,525        1,952,886

Operating income (loss)                    (188,102)        (438,613)        (413,091)        (327,331)

Other income:
  Interest and other income, net             67,241          116,309          136,038          201,823
  Interest expense                          (47,652)         (45,000)         (95,304)         (90,000)
  Gain on sale of assets
                                        ----------------------------      ----------------------------
Income (loss) before income taxes          (168,513)        (367,304)        (372,357)        (216,508)
  Provision for income taxes                                                                    14,628
                                        ----------------------------      ----------------------------
Net income (loss)                       $  (168,513)     $  (367,304)     $  (372,357)     $  (231,136)
                                        ============================      ============================

Net income (loss) per share                    (.03)            (.06)            (.06)            (.04)
                                        ============================      ============================

Weighted average shares outstanding       6,032,065        6,032,065        6,032,065        6,032,065
                                        ============================      ============================


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

                            CELERITY SOLUTIONS, INC.


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

     The quarter ended June 30, 1997 is the first quarter to include results from CSTI which the Company acquired on March 31,1997. This acquisition provided the Company an entry into the supply chain management sector of the business software market, encompassing the planning and control of material and resources from order entry through warehousing and logistics to customer delivery. During the quarter, CSTI signed license and service arrangements with Teleport Communications Group Inc. (TCG) and Nortel Communications (Nortel) valued in excess of nine hundred thousand dollars ($900,000). Revenue from these agreements should be recognized over the balance of fiscal 1998. During the quarter ended September 30, 1997 the Company signed several additional license and service arrangements valued at approximately five hundred thousand dollars ($500,000) which should also be recognized during the remainder of fiscal 1998.


Presentation

     Since the Company's April 1997 sale of select multimedia assets and the March 1997 acquisition of CSTI, the Company has focused on the supply chain management segment of the business software market, but continues to sell existing multimedia software titles through its distribution channels. Accordingly, the discussion and analysis of the Company's results of operations compares pro forma results for the three and six month periods ended September 30, 1997 to pro forma results for the three and six month periods ended September 30, 1996. This pro forma presentation, which is included in the notes to condensed consolidated financial statements, assumes that the sale and acquisition had occurred on March 31, 1996. The Company believes such comparison provides a more meaningful analysis of current and prior fiscal year results.


Net Sales

     The composition of pro forma net sales for the three and six months ended September 30, 1997 and 1996 are as follows:

                                                Three Months Ended                       Six Months Ended
                                                   September 30                            September 30

                                         1997           1996        % Change      1997          1996      % Change
                                         ----           ----        --------      ----          ----      --------
Business software                     $1,051,555     $  997,012        6%      $1,938,174     $1,911,605      1%

Multimedia consumer software sales
  and royalties                           87,444        226,752      (61%)        119,794        615,801    (81%)
                                      ----------------------------------------------------------------------------
 Total net sales                      $1,138,999     $1,223,764       (7%)     $2,057,968     $2,527,406    (19%)
                                      ============================================================================

                            CELERITY SOLUTIONS, INC.

     Revenues from business software increased $54,543 or 6% and $26,569 or 1% on a pro forma basis for the three and six months ended September 30, 1997 versus the comparable periods in 1996. This increase is attributable to increases in consulting revenue partially offset by decreases in software license and support maintenance revenues. License revenue recognition fluctuates with customer acceptance of the delivered product and product sales to new and existing customers. The decrease in license revenue from the corresponding six months in 1996 is a timing difference related to the acceptance of licenses. The Company continues to expand all phases of sales and marketing in order to generate long-term business software sales growth. The Company expects that business software revenue will increase above fiscal 1997 levels during fiscal 1998.

     Consumer software sales and royalties decreased $139,308 or 61% and $496,007 or 81% on a pro forma basis for the three and six months ended September 30, 1997 versus the comparable periods in 1996 primarily due to the continued competitive conditions of the edutainment CD-ROM market, oversupply of juvenile edutainment CD-ROM products, intensified competition and limited retail shelf space. During the six months ended September 30, 1996 the Company recognized five hundred and twenty thousand dollars ($520,000) in prepaid royalty revenue from the release of three foreign title releases and one domestic title release. The Company will not develop new multimedia products in the foreseeable future, but has three (3) completed action adventure titles to sell or license. The Company entered into a distribution agreement in April, 1997 with Davidson to distribute its Magic Tales series under the Fisher Price label. The Company's outlook on revenue from consumer software sales and royalties for the current fiscal year is dependent on the sale or license of the three new multimedia products. With the Company's decision to sell its multimedia assets and to discontinue all development of multimedia titles, it expects that royalty revenue will continue to decline in future periods.

     The level of net sales realized by the Company in any quarter is principally dependent on the portion of projects completed, the number of new software licenses sold and the number of titles shipped for published consumer software titles. The purchase of supply chain management solutions requires a significant commitment of capital and resources on the part of the customer, the sales cycles are long and average from six to nine months. As a result, revenue recognition is subject to many risks such as budgetary cycles, changes in the business of a customer and overall economic trends that are not controllable by the Company. Quarterly results have varied significantly in the past and are likely to fluctuate in the future as a result of the timing of new orders, product development expenditures, the number and timing of new product completions, and multimedia product shipments and returns. A significant portion of the Company's operating expenses are fixed and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely and disproportionately affected. As a result of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict. Any significant change from levels expected by securities analysts or shareholders could result in substantial volatility in the trading price of the Company's common stock.


Cost of Services

     Cost of services are incurred in connection with the sale of supply chain management software. It consists of costs associated with consulting and implementation services that are sold as part of a total supply chain management solution, and costs associated with providing support to customers. These costs increased $74,963 or 15% and $118,683 or 13% during the three and six pro forma months ended September 30, 1997 versus 1996. Cost of services as a percentage of revenue from services increased only 5% for the six months ended September 1997 versus 1996. The

                            CELERITY SOLUTIONS, INC.

Company has increased its consulting staff in anticipation of growing consulting revenue. To the extent that the Company's consulting revenues do not increase at anticipated rates, the hiring of additional consultants could adversely affect the Company's gross margins. The Company expects this expense to increase in absolute dollars, but not as a percentage of sales during fiscal 1998.


Research and Development

     Research and development expense increased $775 or less than 1% and $3,355 or 1% during the three and six pro forma months ended September 30, 1997 versus the comparable periods in 1996. Research and development costs as a percentage of total business software sales was 21% for both six month periods. The Company expects research and development to increase during fiscal year 1998 as a result of an expansion of product development for its supply chain management software. There can be no assurance that the Company will be able to anticipate, evaluate, and adapt to changes in platforms and evolving technologies, or to do so in a timely or cost effective manner.


Depreciation and Amortization

     Depreciation and amortization only slightly changed on a pro form basis. The Company expects depreciation during fiscal year 1998 to approximate the fiscal 1997 level. The acquisition of CSTI will increase the amortization of goodwill and developed software. The total amortization costs for fiscal 1998 are expected to be approximately $120,000.


General and Administrative

     General and administrative expenses decreased $44,796 or 12% and $158,275 or 20% during the three and six pro forma months ended September 30, 1997 versus the comparable periods in 1996 as a result of the consolidation of the Company's headquarters in Bethesda, Maryland into its new facility in Concord, Massachusetts and a decrease in administrative staff. A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected. Given the Company's recent acquisition and sale of certain assets, as well as, the consolidation of operations in November of 1996, the Company expects general and administrative expenses on a pro forma basis to decrease in absolute dollars and as a percentage of sales in fiscal 1998 versus 1997.


Sales and Marketing

     Sales and marketing expense increased $96,348 or 88% and $114,125 or 53% on a pro forma basis during the three and six months ended September 30, 1997 versus the comparable periods in 1996. This item includes personnel related costs, as well as, those costs related to facilities, travel, trade shows, advertising and promotions. Past CSTI expenditures on sales and marketing were substantially below industry averages and the Company is committed to an investment in sales and marketing efforts and alliances. This investment is expected to generate an increase in future revenue. However, the benefits of such expenditures are not expected to be realized during fiscal

                            CELERITY SOLUTIONS, INC.

1998. There can be no assurance that the Company will be able to realize the benefits from this investment. The Company expects sales and marketing expenses to increase in absolute dollars and as a percentage of sales during fiscal 1998.


Consolidation Charges

     There are no consolidation charges in 1997, the $462,566 of consolidation charges in the second quarter of 1996 relate to the closing and relocation of the Company's offices in Bethesda MD into its offices at Concord MA.


Gain on Sale of Assets

     The gain of $2,037,104 resulted from the sale of select multimedia assets to Davidson for $2,509,759 in cash. The assets sold include machinery and capital equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Mass. This gain is excluded from the pro forma income statement.


Provision for Income Taxes

     The provision for income taxes represents alternative minimum tax liabilities and state income taxes on income earned. The Company expects an effective tax rate of approximately 4% for fiscal year 1998. This rate differs from the statutory rate due to anticipated partial recognition of $4,888,000 in deferred tax assets which were fully reserved at March 1996.


Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, cash equivalents, and short-term investments. During the six months ended September 1997, cash, cash equivalents, and investments increased $1,836,615 or 105% to $3,593,716. This increase relates to $2,510,000 in proceeds from the sale of select multimedia assets, less $ 110,000 in capital expenditures and $563,000 used to fund operating activities. The Company will use its working capital to finance ongoing operations and fund the continued expansion of its sales and marketing resources. Management expects its existing cash and short-term investments, and cash generated from operations will be sufficient to meet the Company's expected liquidity and capital needs for fiscal 1998.

     At September 30, 1997, the Company had outstanding Series A Warrants to purchase 492,700 shares of Common Stock at $4.37 per share. These warrants expire March 31, 1998, subject to extension by the Company. Pursuant to the redemption provision in the Warrant Agreement, the Company has the option of redeeming the warrants on an "all or nothing basis," and, given favorable market conditions, may do so. Exercise of these warrants would generate approximately $2,153,000 in cash.

     The Company continues to consider investments in or acquisitions of compatible businesses. However, there can be no assurance that the Company will make investments in or enter into business combinations with other entities. In the event that the Company engages in such transactions, it may require additional financial resources.

                            CELERITY SOLUTIONS, INC.


Forward Looking Information

     Except for the historical information contained in this Form 10-QSB, the information set forth herein includes forward looking statements that are dependent on certain risks and uncertainties. Important factors that could cause the actual results to differ materially from the anticipated results include, but are not limited to, the anticipated growth of certain market segments; the positioning, release dates, and acceptance of Company products in the marketplace; quarterly fluctuations and seasonality; political, social and economic stability in Russia; the competitive environment and technological change in the software industry; and dependence on distribution channels and key personnel, all of which are difficult to predict and many of which are beyond the control of the Company. Additional information on these and other factors which could affect the Company's financial condition and/or results of operations are included in the Company's March 31, 1997 Form 10-KSB filed with the Securities and Exchange Commission.

     The following is a description of certain risk factors that have not been quantified by the Company in the past as they represent risks associated with the change in focus of the Company towards the supply chain management segment of the business software market. This list is not all inclusive and should be considered in addition to factors included above and throughout Item 2( Management Discussion and Analysis ).

     Lack of Profitability: With the exception of the fiscal years ended March 31,1996 and 1997, the Company has not had a profitable year since its inception in 1982. With the acquisition of CSTI on March 31, 1997, management repositioned the Company for growth in an expanding industry. However, there can be no assurance that the Company will be able to maintain any level of profitability.

     Dependence on New Products and Rapid Technological Change: The Company's success is largely dependent on its ability to develop new products and to lengthen the life cycle of current products through upgrades and enhancements. It must continually evaluate and adapt its products to emerging hardware platforms and technologies. There can be no assurance that the Company will be able to develop and market new products or product enhancements that respond to technological change or evolving industry standards, that new products will be released on schedule, or that released products will achieve any degree of market acceptance.

     Risk of Software Errors or Failures: The Company's software products may contain undetected errors when first introduced or when new versions are released. There can be no assurance that, despite testing of the Company's products, errors will be detected in new products or subsequent releases, resulting in the loss of or a delay in market acceptance which could have a material adverse effect on the Company's business and its operating results and financial condition.
                                  Page 12 of 16

                            CELERITY SOLUTIONS, INC.


     Competition: The consumer and supply chain management software industries are intensely competitive. Many competitors have substantially greater financial, technical, marketing and distribution resources than the Company. Competitors in the supply chain management software industry include Baan Company N.V., Logility, Inc., I2, Inc., and the Manugistics Group, Inc. Existing competitors may continue to broaden their product lines and potential competitors, including larger computer or software manufacturers, may enter the market or increase their focus and resources on products and product lines which compete with the company's products. An increasing number of competitive products may result in an inability to distribute or sell products, increased development, marketing and distribution costs, and additional pricing pressures, any of which could have a material adverse effect on the Company's operating results.

     Lack of Product Diversification: The Company's future results depend on continued market acceptance of supply chain management software as well as the Company's ability to adapt and modify such software to meet the evolving needs of its customers. Any reduction in demand or increase in competition could have a material adverse affect on the Company's operating results.

     Dependence on Certain Distribution Channels: The Company's future success in the supply chain management software industry depends upon the successful expansion of the Company's marketing, sales, support and service organizations, as well as its ability to establish alternative distribution channels, including resellers, systems integrators and application software vendors. The Company has formal and informal relationships with a number of third-party software and hardware vendors and consulting and system integration firms. Such firms include Hewlett Packard, Microsoft, Digital Equipment Corp., COGNOS, Business Forecast Systems, and The Orion Group Software Engineers, Inc. There can be no assurance that the Company will be able to expand its marketing, sales, support and service organizations or develop additional distribution channels on a timely basis.

     Proprietary Intellectual Property Rights: The Company regards the software it owns as proprietary and relies primarily on a combination of copyrights, trademarks, trade secret laws, employee and third party nondisclosure agreements and other methods to protect its proprietary intellectual property rights. The Company has registered trademarks in the United States for certain of its product names and has pending trademark applications for certain additional product names. Most of the Company's products do not include any mechanisms to prevent or inhibit unauthorized copying, nor does the Company rely on shrink-wrap licenses which restrict copying and use of the products. The Company is aware that unauthorized copying occurs within the software industry and that if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business and operating results could be adversely affected. As the number of software products increase and the functionality of these products further overlaps, software developers may become increasingly subject to infringement claims. Although there are currently no infringement claims against the Company, there can be no assurance that third parties will not assert infringement claims against the Company with respect to current or future products, or that any such assertion will not require the Company to enter into royalty arrangements or incur significant litigation costs.

                            CELERITY SOLUTIONS, INC.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.


ITEM 2.  CHANGES IN SECURITIES

Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

                            CELERITY SOLUTIONS, INC.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on August 21, 1997. The following voting matters were approved at the meeting:

                                                                                 Against/                     Broker
                                                                   For           Withheld      Abstain      Non-Votes
                                                                   ---           --------      -------      ---------
1.   Election   of  seven   persons  to  the  Board  of
     Directors  to hold  office  until the next  Annual
     Meeting  or  until  their   successors  have  been
     elected and qualified or their earlier resignation
     or removal:
          Robert Donaldson                                      4,605,851          35,687         --             --
          Luda Kopeikina                                        4,606,613          34,925         --             --
          Nico B.M. Letschert                                   4,606,613          34,925         --             --
          Igor R. Razboff                                       4,606,613          34,925         --             --
          Philip R. Redmond                                     4,606,613          34,925         --             --
          Richard Santagati                                     4,606,613          34,925         --             --
          Alan White                                            4,606,613          34,925         --             --

2.   Ratification  and  approval of an Amendment to the
     Company's Amended and Restated 1992  Non-Qualified
     Stock  Option Plan for  Non-Employee  Directors to
     increase  the number of  authorized  shares of the
     Company's common stock issuable under the Director
     plan from 300,000 to 600,000.                              2,520,854         209,781       54,765      1,856,138

3.   Ratification  and  approval of an Amendment to the
     Company's Amended and Restated 1991  Non-Qualified
     Employee  Stock Option Plan  increasing the number
     of shares  issuable  under the Employee  Plan from
     1,500,000 to 3,000,000.                                    2,379,114         209.681      106,487      1,946,256

4.   Ratification  and  approval  of  an  Amendment  to
     Article  1  of  the   Company's   Certificate   of
     Incorporation  to  change  the  Company's  name to
     "Celerity Solutions, Inc.".                                4,598,059          23,985       19,494       -


ITEM 5.  OTHER INFORMATION

Not Applicable.

                            CELERITY SOLUTIONS, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     3.1 Certificate of Incorporation, as amended (incorporated by reference herein to the exhibit filed with the Company's Form 8K dated August 21, 1997 filed on September 5,1997).

     4.5 Amended and Restated 1991 Non-Qualified Celerity Solutions, Inc. Employee Stock Option Plan (incorporated by reference herein to the exhibit filed with the Company's Form 8K dated August 21, 1997 filed on September 5,1997).

     4.6  Amended  and  Restated  1992  Non-Qualified   Stock  Option  Plan  for
          Non-Employee Directors (incorporated by reference herein to the exhibit filed with the Company's Form 8K dated August 21, 1997 filed on September 5,1997).

     11.1 Computation of Earnings Per Share

     27.1 Financial Data Schedule


(b)  Reports on Form 8-K:

     On September 5, 1997, the Company filed a Form 8-K disclosing the results of votes brought before shareholders at its annual meeting which was held on August 21,1997. Pursuant to that vote the Company also filed Exhibit 3.1 a Certificate of Incorporation, as amended on August 21, 1997 to reflect the name change of the Company from "Capitol Multimedia, Inc." to "Celerity Solutions, Inc." ,as well as, Exhibit 4.5 the "Amended and Restated 1991 Non-Qualified Celerity Solutions, Inc. Employee Stock Option Plan" and Exhibit 4.6 the "Amended and Restated 1992 Non-Qualified Celerity Solutions, Inc. Stock Option Plan for Non-Employee Directors".



                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CELERITY SOLUTIONS, INC.
                                         -----------------------------------
                                                (Registrant)


Date:  November 13, 1997                 /s/ James P. Dore
                                         -----------------------------------
                                         James P. Dore
                                         Controller (Principal Accounting
                                         Officer)

Date:  November 13, 1997                 /s/ Edward Terino
                                         -----------------------------------
                                         Edward Terino
                                         Chief Financial Officer &
                                         Secretary/Treasurer