Form 10QSB
period 1997-12-31
CELERITY SOLUTIONS INC
filed 1998-02-12
CIK 884142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
                    For the transition period from ___ to ___

                         Commission file number: 0-20102

                            CELERITY SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)



            Delaware                                      52-1283993
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
         incorporation)

                           200 Baker Avenue, Suite 300
                                Concord, MA 01742
                     (Address of principal executive office)


                                 (978) 287-5888
                            Issuer's telephone number


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                       Number Outstanding Shares
                Title of Class                          as of February 13, 1998
                --------------                          -----------------------

         Common Stock, $.10 Par Value                           8,017,798

     Transitional Small Business Disclosure Format: Yes ___  No _X_

                            Exhibit Index on Page 15

                            CELERITY SOLUTIONS, INC.
                                DECEMBER 31, 1997
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets as of December 31, 1997
           and March 31,1997                                                  3
         Condensed Consolidated Statement of Operations for the
           three and nine months ended December 31, 1997 and 1996             5
         Condensed Consolidated Statements of Cash Flows for the
           nine months ended December 31, 1997 and 1996                       6
         Notes to Condensed Consolidated Financial Statements                 7
ITEM 2.  Management's Discussion and Analysis or Plan of
           Operation                                                         11



PART II  OTHER INFORMATION



ITEM 1.  Legal Proceedings                                                   16

ITEM 2.  Changes in Securities                                               16

ITEM 3.  Defaults Upon Senior Securities                                     16

ITEM 4.  Submission of Matters to a Vote of Security Holders                 16

ITEM 5.  Other Information                                                   16

ITEM 6.  Exhibits and Reports on Form 8-K                                    16

         Signatures                                                          17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            Celerity Solutions, Inc.
                      Condensed Consolidated Balance Sheet

                                                     December 31     March 31
                                                        1997           1997
                                                     ---------------------------
                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                         $ 2,692,759    $   760,065
   Short-term investments                                               997,036
   Accounts receivable, net                            2,030,881      1,027,307
   Notes and guaranteed royalties receivable           1,129,868        250,000
   Prepaid expenses and other current assets             125,675         76,602
                                                     --------------------------
Total current assets                                   5,979,183      3,111,010

Property and equipment:                                1,177,551      1,629,249
   Less: accumulated depreciation and amortization      (650,046)      (970,874)
                                                     --------------------------
                                                         527,505        658,375

Capitalized Software, net                                824,234        200,000
Notes and guaranteed royalties receivable                123,385      1,073,600
Goodwill, net                                          1,155,000        827,182
Other long-term assets                                    15,942         40,872
                                                     --------------------------
Total assets                                         $ 8,625,249    $ 5,911,039
                                                     ==========================


See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            Celerity Solutions, Inc.
                Condensed Consolidated Balance Sheet (continued)

                                                                 December 31               March 31
                                                                    1997                     1997
                                                               --------------------------------------
                                                                (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                    $  1,198,306              $    430,768
   Income taxes payable                                             381,635
   Deferred income tax                                              172,262
   Current portion of notes payable to related parties            1,072,604
   Unearned revenue and other current liabilities                   408,318                   395,382
                                                               --------------------------------------
Total current liabilities                                         3,233,125                   826,150

Notes payable to related parties                                  1,232,046                 1,552,069
Deferred rent and income tax                                        125,155                    83,328
                                                               --------------------------------------
Total liabilities                                                 4,590,326                 2,461,547
                                                               --------------------------------------

Shareholders' equity:
   Common stock, $.10 par value                                     884,289                   685,715
   Additional paid-in capital                                    18,900,290                16,747,202
   Accumulated deficit                                          (13,699,312)              (11,933,081)
                                                               --------------------------------------
                                                                  6,085,267                 5,499,836

Less treasury stock, at cost                                     (2,050,344)               (2,050,344)
                                                               --------------------------------------
Total shareholders' equity                                        4,034,923                 3,449,492
                                                               --------------------------------------
Total liabilities and shareholders' equity                     $  8,625,249              $  5,911,039
                                                               ======================================


See accompanying notes.

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Operations

                                                         Three Months Ended                     Nine Months Ended
                                                             December 31                           December 31
                                                       1997              1996                1997               1996
                                                   ------------------------------        ------------------------------
                                                       -----(Unaudited)-----                  -----(Unaudited)-----
Revenue:
  Services                                         $ 1,386,890        $   517,500        $ 3,183,811        $ 1,241,409
  Software licenses                                    108,889             10,255            369,936            626,056
  Hardware and other                                     3,236                                 3,236
                                                   ------------------------------        ------------------------------
Total revenue                                        1,499,015            527,755          3,556,983          1,867,465

Cost of sales
  Services                                             799,102                             1,902,184
  Amortization of Capitalized Software                  21,089                                41,088
                                                   ------------------------------        ------------------------------
Total cost of sales                                    820,191                             1,943,272
                                                   ------------------------------        ------------------------------
Gross Margin                                           678,824            527,755          1,613,711          1,867,465

Operating expenses:
  Research and development                             185,373            546,401            589,749          1,803,285
  General and administrative                           378,985            411,306          1,033,950          1,097,867
  Sales and marketing                                  215,995                               545,820
  Consolidation charges                                                                                         462,566
  Amortization of goodwill                              25,377                                66,737
  Purchased research and development                 3,094,527                             3,094,527
                                                   ------------------------------        ------------------------------
Total operating expenses                             3,900,257            957,707          5,330,783          3,363,718
                                                   ------------------------------        ------------------------------
Operating  loss                                     (3,221,433)          (429,952)        (3,717,072)        (1,496,253)

Other income (expense):
  Interest and other income, net                        55,148             82,710            191,185            218,379
  Interest expense                                     (52,830)                             (148,134)
  Gain on sale of assets                                                                   2,037,104
                                                   ------------------------------        ------------------------------
Loss before income taxes                            (3,219,115)          (347,242)        (1,636,917)        (1,277,874)
Income tax (expense) benefit                           (51,500)            19,679           (129,312)             5,279
                                                   ------------------------------        ------------------------------
Net loss                                           $(3,270,615)       $  (327,563)       $(1,766,229)       $(1,272,595)
                                                   ==============================        ==============================
Loss Per Common Share:
Net loss per share                                        (.50)              (.07)              (.29)              (.26)
                                                   ==============================        ==============================
Weighted average shares outstanding                  6,545,599          4,832,065          6,203,243          4,832,065
                                                   ==============================        ==============================
Loss Per Share-Assuming Dilution:
Net loss per share                                        (.50)              (.07)              (.29)              (.26)
                                                   ==============================        ==============================
Weighted average shares outstanding                  6,545,599          4,832,065          6,203,243          4,832,065
                                                   ==============================        ==============================


See accompanying notes.

                                                     CELERITY SOLUTIONS, INC.

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                                                                         Nine Months Ended
                                                                                            December 31
                                                                                   1997                    1996
                                                                               ------------------------------------
                                                                                  - - - - - (Unaudited)- - - - -
Operating Activities
Net (loss) income                                                              $(1,766,229)            $(1,272,595)
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation of property and equipment                                        174,926                 146,432
     Amortization of goodwill and developed software                               107,825
     Write-off of purchased research and development                             3,094,527
     Gain on sale of assets                                                     (2,037,104)
     Changes in assets and liabilities (net of effect from
         disposition):
         Accounts receivable                                                      (165,291)               (509,549)
         Prepaid expenses and other current assets                                 268,499                  44,439
         Short-term notes, royalties and other assets                              250,000                 500,000
         Long-term notes, royalties, and other assets                             (162,364)                (67,660)
         Accounts payable and accrued liabilities                                  155,668                 455,559
         Income taxes payable                                                      152,669
         Unearned revenue and deferred rent                                         33,847                 (55,158)
                                                                               -----------------------------------
Net cash (used in) provided by operating activities                                106,973                (758,532)

Investing Activities
Purchases of short-term investments                                                                       (404,165)
Proceeds from sales of short-term investments                                      997,036                 518,829
Purchase of Somerset Automation, Inc. net of cash acquired                      (1,579,214)
Proceeds from sale of assets                                                     2,509,757
Capital expenditures                                                              (139,670)               (201,563)
                                                                               -----------------------------------
Net cash (used in) provided by investing activities                              1,787,909                 (86,899)

Financing Activities
Proceeds from sale of common stock                                                  37,812
                                                                               -----------------------------------
Net cash provided by financing activities                                           37,812                    --
                                                                               -----------------------------------

Net (decrease) increase in cash and cash equivalents                             1,932,694                (845,431)
Cash and cash equivalents at beginning of period                                   760,065               1,961,393
                                                                               -----------------------------------
Cash and cash equivalents at end of period                                     $ 2,692,759             $ 1,115,962
                                                                               ===================================

Non-cash financing activities:

The Company purchased all shares of Somerset Automation, Inc. for $5,557,918. This transaction was partially financed by the issuance of 1,958,233 shares of common stock and with seller notes payable totaling $ 747,907. See the acquisition footnote for further information.


See accompanying notes.

                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Statement of Information Provided

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, have been prepared in accordance with Form 10-QSB instructions and do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 1997 of Celerity Solutions, Inc. (the
"Company"), as filed with the Securities and Exchange Commission under the Company's former name, Capitol Multimedia, Inc. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the
Company's March 31, 1997 Annual Report on Form 10-KSB. The March 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Reclassifications

Certain amounts in the December 31, 1996 Statement of Operations and Statement of Cash Flows have been reclassified to conform to the December 31, 1997 presentation.

3.   Segment Reporting

On June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, which must be adopted for fiscal years beginning after December 15, 1997. This statement need not be applied to interim financial statements in the initial year of its application. Once this statement is adopted, comparative information for previous years is required to be restated to comply with FAS-131's reporting requirements. The Company has not yet adopted this statement. When adopted, it will affect only the presentation of financial information and will not impact the financial results.

4.   Subsequent Events

In October 1997, the Accounting Standards Executive Committee issued its Statement of Position (SOP) 97-2 providing guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has not yet adopted this SOP and has not determined what effect it will have on the Company's results.

                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which must be adopted for periods ending after December 5, 1997 including interim periods. The Company has adopted FASB No. 128 and has changed its method of computing earnings per share and has restated prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This statement also prohibits the inclusion of any potential common shares from any computation when a loss from continuing operations exists. The effect would be antidilutive. The Company is reporting losses from operations and thus has not added potential common shares to the weighted average shares outstanding.

The following table sets forth the computation of basic and diluted loss per share:

                                                           Three Months Ended                Nine Months Ended
                                                      -------------------------------------------------------------
                                                              December 31                       December 31
                                                      -------------------------------------------------------------
                                                          1997            1996            1997             1996
                                                      -------------------------------------------------------------
Numerator:
Net loss                                              $(3,270,615)      $(327,563)     $(1,766,229)     $(1,272,595)
                                                      -------------------------------------------------------------
Numerator  for loss per  common  share and loss
per share-assuming dilution                           $(3,270,615)      $(327,563)     $(1,766,229)     $(1,272,595)
                                                      =============================================================
Denominator:
Denominator for loss per common  share-Weighted
average shares  outstanding                             6,545,599       4,832,065        6,203,243        4,832,065
Effect of Dilutive securities:                        *                *                *                *
                                                      -------------------------------------------------------------
Denominator   for   diluted   loss  per  share-
     Adjusted weighted average shares                   6,545,599       4,832,065        6,203,243        4,832,065
                                                      =============================================================
Loss per  common  share  and  loss  per  common
     share-assuming dilution
                                                           $(.50)           $(.07)           $(.29)           $(.26)
                                                      =============================================================

*Potential common shares are not included because they would be antidilutive. Had the numerator been a profit the potential common shares would have increased the weighted average shares outstanding by 348,282 and 307,465 shares as of the three and nine months ended December 31, 1997. In addition, there were options to purchase 663,211 shares at exercise prices between $1.6689 and $4.660 per share outstanding at December 31, 1997 that were not included in the potential common share computations because their exercise prices were greater than the average market price of the common shares. There were also warrants to purchase 599,621 shares at $3.57 and 80,000 shares at $8.25 which were outstanding at December 31, 1997, but not included in the potential common share computations because their exercise prices were greater than the average market price of common shares. These would have been antidilutive, even if a profit had been reported in the numerator.

Pro forma earnings per share do not include potential common shares for the same reasons as stated above for the actual results. The weighted average shares outstanding on the pro forma's assume that shares issued for the referenced acquisitions were outstanding for the entire periods.

                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. Acquisition of Client Server Technologies, Inc. (CSTI), sale of select multimedia assets, and acquisition of Somerset Automation, Inc. (SAI)

On March 31, 1997, the Company acquired all of the outstanding stock of CSTI for stock, debt securities and cash valued at $3,853,060. The purchase price was composed of 1,200,000 unregistered shares of the Company's common stock valued at of $1,050,000, non-interest bearing convertible long-term notes to sellers totaling $1,945,000 discounted to a value of $1,552,069, and cash payments totaling $1,250,991. Holders of the debt securities issued in the transaction have the right to convert $945,000 of the notes into shares of common stock at a $3.00 per share conversion price in December 1998. The transaction was accounted for under the purchase method of business combinations. As a result of the acquisition, $827,182 of goodwill was recorded which will be amortized on a straight line basis over 10 years, and $2,200,000 of purchased research and development which was written off at March 31, 1997.

On April 16, 1997, the Company sold certain of its multimedia assets to Davidson & Associates (Davidson) a division of Cendant, Inc. for $2,509,759 in cash. The assets that were sold include machinery and capital equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Mass. The net asset value of assets transferred was $472,655. As part of the transaction, the Company amended its software development contract with Blizzard Entertainment (the Company was paid all related receivables from the contract), entered into a work-for-hire agreement with Davidson related to software engineering services, and assigned and transferred its present Concord, Massachusetts office lease to Davidson. The Gain on Sale resulting from this transaction was $2,037,104.

On December 8, 1997, the Company acquired all of the outstanding stock of SAI for stock, debt securities and cash valued at $5,557,918. The purchase price was composed of 1,958,233 unregistered shares of the Company's common stock valued at $2,313,848, long-term notes, with a stated interest rate of 7.5%, totaling $747,907, and cash payments totaling $2,496,163. The cash portion of the purchase price was netted on the Condensed Consolidated Statement of Cash Flows against $916,949 of cash held by SAI. SAI was merged into Somerset Solutions, Inc. (Somerset), a wholly owned subsidiary of the Company, at which time SAI's corporate existence terminated. The transaction was accounted for under the purchase method of business combinations. As a result of the acquisition, $394,553 of goodwill was recorded which will be amortized on a straight line basis over 7 years, $665,323 of capitalized software was recorded and will be amortized on a straight line basis over 5 years, and $3,094,527 of purchased research and development was written off at December 8, 1997.

                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Supplemental pro forma results of operations for the three and nine months ended December 31, 1997 and 1996, assuming the above transactions were consummated prior to April 1, 1996, are presented below.

                                                                   Pro Forma Three Months                Pro Forma Nine Months
                                                                      Ended December 31                    Ended December 31
                                                                   1997               1996               1997               1996
                                                               ------------------------------        ------------------------------
                                                                   -----(Unaudited)-----                  -----(Unaudited)-----
Revenue:
  Services                                                     $ 2,212,859        $ 1,480,536        $ 5,926,212        $ 4,408,085
  Software licenses                                                228,889            240,467            865,536          1,511,651
  Hardware and other                                                21,872             46,248            111,660            338,816
                                                               ------------------------------        ------------------------------
Total revenue                                                    2,463,620          1,767,251          6,903,408          6,258,552

Cost of sales
  Services                                                       1,280,848            904,102          3,337,332          2,947,158
  Amortization of Capitalized Software                              43,267             43,267            129,801            129,801
                                                               ------------------------------        ------------------------------
Total cost of sales                                              1,324,115            947,369          3,467,133          3,076,959
                                                               ------------------------------        ------------------------------
Gross Margin                                                     1,139,505            819,882          3,436,275          3,181,593
Operating expenses:
  Research and development                                         191,002            194,044            600,567            597,245
  General and administrative                                       674,952            663,598          1,939,082          1,727,753
  Sales and marketing                                              268,687            261,971            745,186            682,541
  Consolidation charges                                                                                                     462,566
  Amortization of goodwill                                          34,771             34,771            104,312            104,313
                                                               ------------------------------        ------------------------------
Total operating expenses                                         1,169,412          1,154,384          3,389,147          3,574,418
                                                               ------------------------------        ------------------------------
Operating income (loss)                                            (29,907)          (334,502)            47,128           (392,825)
Other income (expense):
  Interest and other income, net                                    51,861             93,523            143,528            248,052
  Interest expense                                                 (62,231)           (61,685)          (187,789)          (185,006)
                                                               ------------------------------        ------------------------------
Income (loss) before income taxes                                  (40,277)          (302,664)             2,867           (329,779)
  Income tax (expense) benefit                                                         15,156             (4,000)           (26,021)
                                                               ==============================        ==============================
Net loss                                                       $   (40,277)       $  (287,508)       $    (1,133)       $  (355,800)
                                                               ==============================        ==============================
Loss Per Common Share:
Net loss per share                                                    --                 (.04)              --                 (.05)
                                                               ==============================        ==============================
Weighted average shares outstanding                              7,992,988          7,990,298          7,991,195          7,990,298
                                                               ==============================        ==============================
Loss Per Share-Assuming Dilution:
Net loss per share                                                    --                 (.04)              --                 (.05)
                                                               ==============================        ==============================
Weighted average shares outstanding                              7,992,988          7,990,298          7,991,195          7,990,298
                                                               ==============================        ==============================

                            CELERITY SOLUTIONS, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Business Developments

     The Company acquired CSTI on March 31, 1997 in a transaction accounted for under the purchase method of accounting. This acquisition provided the Company an entry into the supply chain management (SCM) sector of the business software market. SCM encompasses the planning and control of material and resources from customer order entry through warehousing and logistics to customer delivery. During the nine months ended December 31, 1997, CSTI signed license and service arrangements with Teleport Communications Group Inc. (TCG), Nortel Communications (Nortel), Methanex Methanol Company, a subsidiary of Methanex Corporation, and several others valued at approximately two million five hundred thousand dollars ($2,500,000).

     In April 1997, the Company sold certain of its multimedia assets to Davidson, a division of Cendant, Inc. The Company retained all rights to its fourteen(14) multimedia CD-ROM products currently on the market, three(3) new CD-ROM titles, all software tools and engines, and software development capabilities in the United States and Russia. The Company has focused on the business software market and has no plans to develop new multimedia products in the foreseeable future.

     In August 1997, the Company established Paragon, a limited liability company in St. Petersburg Russia as a wholly owned subsidiary. Paragon develops software for the Company. Paragon has retained the services of 10 technical personnel some of whom were employed by the Company's subsidiary AMI, which was sold in April of 1997.

     On December 8, 1997, the Company acquired all of the outstanding stock of Somerset Automation, Inc. (SAI), a privately held warehouse management software company based in Irvine, California by means of a merger between SAI and Somerset Solutions, Inc. (Somerset) a wholly owned subsidiary of the Company.
SAI is a profitable technology leader in the warehouse management software market. SAI had approximately $4.5 million in annual revenues in 1997. The acquisition of Somerset fills a strategic product need for the Company. Somerset's warehousing product, combined with the Company's existing supply chain management product, creates a more powerful product line which enables control of inventory and resources not only between locations in the supply chain but through warehouses as well. This new capability positions the Company to provide integrated warehouse and supply chain management software for the middle market. Somerset's customers include Corporate Express, Wesley Jessen, Pleasant Company, Bugle Boy Industries, and Columbia Sportswear. Somerset's warehouse management software, WMS 4.0, is client-server based, highly flexible, user configurable, and supports single and multiple facility enterprises. Modules include Inventory Control, Inventory Management, Inbound Processing, and Workload Management.

Presentation

     Since the Company's April 1997 sale of select multimedia assets to Davidson, the March 1997 acquisition of CSTI, and the December 1997 acquisition of SAI, the Company has focused principally on the business software market. Existing multimedia software titles continue to be sold through its distribution channels that were established prior to the divestiture. However multimedia revenue represents a small fraction of the Company's revenues. Accordingly, the discussion and analysis of the Company's results of operations compares pro forma results for the three and nine months ended December 31, 1997 to pro forma results for the three and nine months ended December 31, 1996. This pro forma presentation, which is included in the notes to condensed consolidated financial statements, assumes that the transactions had occurred on March 31, 1996. The Company believes such comparison provides a more meaningful analysis of current and prior fiscal year results.

                            CELERITY SOLUTIONS, INC.

Pro Forma Net Sales

     The composition of pro forma net sales for the three and nine months ended December 31, 1997 and 1996 are as follows:

                                                           Three Months Ended                          Nine Months Ended
                                                               December 31                                December 31
                                                  1997            1996        % Change        1997            1996        % Change
                                                  ----            ----        --------        ----            ----        --------
Business Software
     Supply Chain Management                   $1,154,106      $  879,620       31.2%      $3,060,477      $2,791,225        9.6%
     Warehouse Management                       1,265,139         877,376       44.2%       3,646,960       2,841,271       28.4%

Multimedia Software                                44,375          10,255      332.7%         195,971         626,056      (68.7)%
                                               ---------------------------------------------------------------------------------

 Total net sales                               $2,463,620      $1,767,251       39.4%      $6,903,408      $6,258,552       10.3%
                                               =================================================================================

     Revenues from Supply Chain Management increased $274,486 or 31.2% and $269,252 or 9.6% on a pro forma basis for the three and nine months ended December 31, 1997 versus the same periods in 1996. This increase is attributable to increases in consulting revenue partially offset by decreases in software license and support maintenance revenues. License revenue recognition fluctuates with customer acceptance of the delivered product and product sales to new and existing customers. The Company continues to expand all phases of sales and marketing in order to generate long-term business software sales growth. The Company expects that actual and pro forma revenues in fiscal 1998 will increase above the actual and pro forma revenues reported for fiscal 1997, however there can be no assurances as to the extent of such increase or if revenues will increase at all.

     Revenues from Warehouse Management (WMS) increased $387,763 or 44.2% and $805,689 or 28.4% on a pro forma basis for the three and nine months ended December 31, 1997 versus the same periods in 1996. This increase is attributable to increases in consulting revenue partially offset by decreases in software license and support maintenance revenues. License revenue recognition fluctuates with customer acceptance of the delivered product and product sales to new and existing customers. The Company continues to expand all phases of sales and marketing in order to generate long-term business software sales growth. The Company expects that actual and pro forma revenues in fiscal 1998 will increase above the actual and pro forma revenues reported for fiscal 1997, however there can be no assurances as to the extent of such increase or if revenues will increase at all.

     Consumer software sales and royalties increased $34,120 or 332.7% and decreased $ 430,085 or 68.7% on a pro forma basis for the three and nine months ended December 31, 1997 versus the same periods in 1996. During the nine months ended December 31, 1996 the Company recognized five hundred and twenty thousand dollars ($520,000) in guaranteed prepaid royalty revenue from the release of three foreign title releases and one domestic title release. The Company has focused on the business software market during fiscal 1998 and will continue to do so. The Company has no plans to develop new multimedia products in the foreseeable future. With the Company's decision to sell its multimedia assets and to discontinue all development of multimedia titles, it expects that royalty revenue will continue to decline in future periods.

                            CELERITY SOLUTIONS, INC.

     The level of net sales realized by the Company in any quarter is principally dependent on the portion of projects completed, the number of new software licenses sold and the number of titles shipped for published consumer software titles. The purchase of supply chain and warehouse management solutions require a significant commitment of capital and resources on the part of the customer, the sales cycles are long and average from six to nine months. As a result, revenue recognition is subject to many risks such as budgetary cycles, changes in the business of a customer and overall economic trends that are not controllable by the Company. Quarterly results have varied significantly in the past and are likely to fluctuate in the future as a result of the timing of new orders, product development expenditures, the number and timing of new product completions, and multimedia product shipments and returns. A significant portion of the Company's operating expenses are fixed and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely and disproportionately affected. As a result of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict.

Cost of Sales

     Cost of services are incurred in connection with the sale of supply chain and warehouse management software. Cost of services consists of costs primarily associated with consulting and implementation services that are sold as part of a total supply chain and warehouse management solution, and costs associated with providing support to customers. These costs increased $376,746 or 41.67% and $390,174 or 13.2% on a pro forma basis during the three and nine months ended December 31, 1997 versus 1996. Cost of services as a percent of revenue from services increased only 1% for the three and nine months ended December 1997 versus 1996. The Company has increased its consulting staff in anticipation of growing consulting revenue. To the extent that the Company's consulting revenues do not increase at anticipated rates, the hiring of additional consultants could adversely affect the Company's gross margins. The Company expects this expense on a pro forma, as well as, actual basis to increase in absolute dollars, but not as a percent of sales during fiscal 1998 and 1999.

     Amortization of capitalized software had no change during the three and nine months ended December 31, 1997. Software capitalization resulted from the acquisitions of CSTI and SAI, and thus was unchanged because the pro forma financials assume that these transactions occurred prior to the beginning of the periods presented. On an actual basis these expenses will increase in fiscal 1998 over fiscal 1997 and will also increase in fiscal 1999 over fiscal 1998. The actual capitalized software amortization costs for fiscal 1998 are expected to be approximately $84,000.

Research and Development

     Research and development (R&D) expense decreased $3,042 or 1.6% and increased $3,322 or less than 1%on a pro forma basis during the three and nine months ended December 31, 1997 versus the same periods in 1996. R&D costs as a percentage of total business software sales were 9% and 10% on a pro forma basis for the nine-month ended December 31, 1997 and 1996 respectively. The Company expects R&D costs to increase in absolute dollars during fiscal year 1998 and 1999 as a result of an expansion of product development and integration of its supply chain and warehouse management software packages. The Company expects R&D as a percent of sales to be consistent with prior years, reflecting utilization of lower development costs provided by Paragon. There can be no assurance that the Company will be able to anticipate, evaluate, and adapt to changes in platforms and evolving technologies, or to do so in a timely or cost effective manner.

                            CELERITY SOLUTIONS, INC.

Depreciation and Amortization

     Depreciation and amortization only slightly changed on a pro form basis during the three and nine months ended December 31, 1997 versus the same periods in 1996. The Company expects depreciation during fiscal year 1998 to approximate the fiscal 1997 level. On the actual financial statements the acquisition of CSTI and Somerset Automation will increase depreciation and the amortization of goodwill in fiscal 1999. The actual goodwill amortization costs for fiscal 1998 are expected to be approximately $101,500.

General and Administrative

     General and administrative expenses increased $11,354 or 1.7% and $211,329 or 12.2% on a pro forma basis during the three and nine months ended December 31, 1997 versus the same periods in 1996. The increases came from administrative position increases at Somerset necessitated by growth and was partially offset by a decrease from the consolidation of the Company's headquarters in Bethesda, Maryland into its new facility in Concord, Massachusetts and a decrease in administrative staff. General and administrative expenses as a percent of sales are up less than 1% for the nine months ended December 31, 1997 versus 1996 on a pro forma basis. A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected. Given the Company's recent acquisitions, the sale of certain assets, and the consolidation of operations in November of 1996, the Company expects general and administrative expenses on a pro forma, as well as, actual basis to increase in absolute dollars, but to decrease as a percent of sales in fiscal 1998 versus 1997. The Company expects similar increases in absolute dollars with decreases as a percent of sales during fiscal 1999 over fiscal 1998.

Sales and Marketing

     Sales and marketing expense increased $6,716 or 2.6% and $62,645 or 9.2% on a pro forma basis during the three and nine months ended December 31, 1997 versus the same periods in 1996. This item includes personnel related costs, as well as, those costs related to facilities, travel, trade shows, advertising and promotions. Somerset's sales and marketing effort was uniform over the pro forma periods but is expected to increase for the remainder of fiscal 1998. CSTI expenditures on sales and marketing were substantially below industry averages. The Company is committed to an investment in sales and marketing efforts and alliances. This investment is expected to generate an increase in future revenue. However, the benefits of such expenditures are not expected to be realized during fiscal 1998. There can be no assurance that the Company will be able to realize the benefits from this investment. The Company expects sales and marketing expenses on a pro forma, as well as, actual basis to increase in absolute dollars and as a percent of sales during fiscal 1998 and 1999.

Consolidation Charges

     There are no consolidation charges in fiscal 1998, the $462,566 of consolidation charges in the second quarter of 1996 relate to the closing and relocation of the Company's offices in Bethesda MD into its offices at Concord MA.

Gain on Sale of Assets

     The gain of $2,037,104 resulted from the sale of select multimedia assets to Davidson for $2,509,759 in cash. The assets sold include equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Mass. This gain is excluded from the pro forma income statement.

Provision for Income Taxes

     The provision for income taxes represents alternative minimum tax liabilities and state income taxes on income earned. The Company expects an effective tax rate of approximately 7% for fiscal year 1998. This rate differs from the statutory rate due to anticipated partial recognition of $4,888,000 in deferred tax assets which were fully reserved at March 1996 and 1997.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, cash equivalents, and short-term investments. During the nine months ended December 1997, cash, cash equivalents, and investments increased $ 935,658 or 34.7% to $2,692,759. This increase relates to $2,510,000 in proceeds from the sale of select multimedia assets and cash provided by operating activities of $107,000, less $1,579,214 for the purchase of Somerset Automation ($2,496,163 net of cash acquired of $916,949), and $139,000 in capital expenditures. The Company will use its working capital to finance ongoing operations and fund the continued expansion of its sales and marketing resources. Management expects its existing cash and short-term investments, and cash generated from operations will be sufficient to meet the Company's expected liquidity and capital needs for fiscal 1998.

     At December 31, 1997, the Company had outstanding Series A Warrants to purchase 599,621 shares of Common Stock at $3.57 per share. These warrants expire March 31, 1998, subject to extension by the Company. Pursuant to the redemption provision in the Warrant Agreement, the Company has the option of redeeming the warrants on an "all or nothing basis," and, given favorable market conditions, may do so. Exercise of these warrants would generate approximately $2,141,000 in cash.

     The Company continues to consider investments in or acquisitions of compatible businesses. However, there can be no assurance that the Company will make investments in or enter into business combinations with other entities. In the event that the Company engages in such transactions, it may require additional financial resources.

Forward Looking Information

     Except for the historical information contained in this Form 10-QSB, the information set forth herein includes forward looking statements that are dependent on certain risks and uncertainties. Important factors that could cause the actual results to differ materially from the anticipated results include, but are not limited to, the anticipated growth of certain market segments; the positioning, release dates, and acceptance of Company products in the marketplace; quarterly fluctuations and seasonality; the competitive environment and technological change in the software industry; and dependence on distribution channels and key personnel, all of which are difficult to predict and many of which are beyond the control of the Company. Additional information on these and other factors which could affect the Company's financial condition and/or results of operations are included in the Company's March 31, 1997 Form 10-KSB filed with the Securities and Exchange Commission, and the 8-K filed by the Company on February 11, 1998 with the Securities and Exchange Commission.

                            CELERITY SOLUTIONS, INC.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No Litigation.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

February 11, 1998 the Company filed a Form 8-K updating risk factors affecting the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     3.1 Certificate of Incorporation, as amended (incorporated by reference herein to the exhibit filed with the Company's Form 8K filed with the Securities and Exchange Commission on September 5, 1997).

     3.2 Bylaws of the Company (incorporated by reference herein to the exhibit filed with the Company's Form S-18 (or a Post-Effective Amendment thereto, Registration No. 33-45725-A).

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K:

     On December 23, 1997, the Company filed a Form 8-K disclosing the acquisition of Somerset Automation, Inc.

                            CELERITY SOLUTIONS, INC.


                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CELERITY SOLUTIONS, INC.
                                                (Registrant)


Date: February 12, 1998                       /s/  James P. Dore
                                              ------------------
                                            James P. Dore
                                            Controller (Principal Accounting
                                            Officer)

Date:  February 12, 1998                      /s/  Edward Terino
                                              ------------------
                                            Edward Terino
                                            Chief Financial Officer &
                                            Secretary / Treasurer