Form 10KSB
period 1998-03-31
CELERITY SOLUTIONS INC
filed 1998-06-29
CIK 884142

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB
              / X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _______

                         COMMISSION FILE NUMBER: 0-20102
                            CELERITY SOLUTIONS, INC.

                 (Name of small business issuer in its charter)

                               DELAWARE 52-1283993
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                           200 Baker Avenue, Suite 300
                                Concord, MA 01742
                    (Address of principal executive offices)
                    Issuer's telephone number: (978) 287-5888
       Securities registered under Section 12(b) of the Exchange Act: NONE
                       Securities registered under Section
                           12(g) of the Exchange Act:

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

Issuer's Revenues for the Fiscal Year Ended March 31, 1998:  $ 6,178,313

The aggregate market value of the voting stock held by non-affiliates, computed using the sales price of such stock, as of May 31, 1998 was $ 19,547,391

As of May 31, 1998, the number of shares of Common Stock outstanding 8,017,798.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held August 25, 1998 are incorporated by reference into Part III hereof. The Definitive Proxy Statement will be filed with the Commission within 120 days of the registrant's fiscal year ended March 31, 1998.

Transitional Small Business Disclosure Format   Yes [   ]  No  [ X ]

Exhibit Index Located on Page 46               Page 1 of 48

                            CELERITY SOLUTIONS, INC.
                                 MARCH 31, 1998
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

ITEM 2.  DESCRIPTION OF PROPERTY

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                     PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

INDEX OF EXHIBITS

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Celerity Solutions, Inc. ("Celerity" or the "Company") has been in existence since 1982, going public in 1992, as Capitol Multimedia, Inc. In 1997, the Company changed its name to Celerity Solutions, Inc., and transformed itself from a multimedia publisher to a supply chain software provider. The Company develops, markets and supports client-server and internet-enabled business software applications. The Company has no plans to develop new multimedia products in the foreseeable future. Supply chain management encompasses the planning and control of material and resources from customer order entry through warehousing and logistics to customer delivery. The Company's strategy is to provide state-of-the-art, real-time planning and management capabilities that improve customer cycle time from order receipt to product delivery, and reduce inventory costs.

The Company entered into the supply chain sector of the business software market in March 1997 through the acquisition of Client Server Technologies Inc. (CSTI), a developer and integrator of supply chain management software. In August 1997, the Company established Paragon, a limited liability company in St. Petersburg, Russia as a wholly owned subsidiary. Paragon develops software for the Company, and has retained the services of 10 technical personnel, some of whom were employed by the Company's former subsidiary AMI, which was sold in April 1997. On December 8, 1997, the Company acquired all of the outstanding stock of Somerset Automation, Inc. (SAI), a privately held warehouse management software company based in Irvine, California and merged it into a wholly owned subsidiary, Somerset Solutions, Inc. (Somerset). Somerset is a technology leader in the warehouse management software market. Somerset's warehousing product, combined with the Company's existing supply chain management product, creates a more powerful product line which enables control of inventory and resources not only between locations in the supply chain but through warehouses as well. This new capability positions the Company to provide integrated warehouse and supply chain management software for the middle market.

The Company's products are used by more than 100 organizations in the U.S. and Europe. These companies represent a variety of industries, including telecommunications, manufacturing, utilities, and retail. Customers include Corporate Express, Methanex Methanol, Nortel, Distribution Dynamics, Universal Furniture, Image Entertainment, Wesley Jessen, Alcatel, TCG, United Liquors, and Honeywell.

HISTORY

The  Company has been in  existence  since  1982,  and went  public in 1992,  as
Capitol Multimedia, Inc. Since going public, the Company has earned an international reputation as a top quality multimedia developer with critically acclaimed original products. However, the multimedia industry experienced significant consolidation commencing in 1996 as product demand dropped in the face of significant over capacity and limited means of product distribution. The Company determined that it was unable to successfully compete in this environment. In the fall of 1996, the Company hired a new management team and after a comprehensive assessment of the business, management decided to position the multimedia business for sale and to pursue opportunities in the supply chain management business software market.

Acquisition of CSTI. On March 31, 1997, the Company acquired CSTI for approximately $3.9 million through the issuance of 1,200,000 shares of common stock, payments of $1.25 million in cash and issuance of non-interest bearing, convertible, long-term notes totaling $1.9 million to sellers and discounted to a value of $1.55 million. The transaction was accounted for under the purchase method of business combinations. The acquisition provided the Company an entry into the supply chain management sector of the business software market. CSTI employs approximately 35 people with offices in Dedham, Massachusetts; Denver, Colorado; and Los Angeles, California. Please refer to Item 6, Management Discussion and Analysis for further discussion on the acquisition.

Sale of selected multimedia assets. On April 16, 1997, the Company sold selected multimedia assets, including assets relating to its art, animation and audio production capabilities in St. Petersburg, Russia and Concord, Massachusetts, to Davidson & Associates, Inc. (Davidson), a division of Cendant, Inc., for approximately $2.5 million in cash. The gain from this transaction was approximately $2.0 million. The Company retained all rights to its fourteen (14) multimedia CD-ROM products currently on the market, three (3) new CD-ROM titles, all software tools and engines, and software development capabilities in the United States and Russia. Please refer to Item 6, Management Discussion and Analysis for further discussion of this transaction. As a result of this sale, the Company no longer develops its own multimedia software titles for the consumer market or provides development services for others, but will continue to sell existing titles through its current distribution channels. However, multimedia revenue represents a small fraction of the Company's revenue that is not material to the business.

Acquisition of SAI. On December 8, 1997, the Company acquired all of the outstanding stock of SAI, a privately held warehouse management software company based in Irvine, California by means of a merger between SAI and Somerset a wholly owned subsidiary of the Company. Somerset is a technology leader in the warehouse management software market. SAI had approximately $4.5 million in annual revenue in 1997. The acquisition of SAI filled a strategic product need for the Company. Somerset's warehousing product, combined with the Company's existing supply chain management products, creates a more powerful product line which enables control of inventory and resources not only between locations in the supply chain but through warehouses as well. This new capability positions the Company to provide integrated warehouse and supply chain management software for the middle market. Somerset's customers include Corporate Express, Wesley Jessen, Pleasant Company, Bugle Boy Industries, and Columbia Sportswear. Somerset's warehouse management software, WMS 4.0, is client-server based, highly flexible, user configurable, and supports single and multiple facility enterprises. Modules include Inventory Control, Inventory Management, Inbound Processing, and Workload Management.

INDUSTRY BACKGROUND

According to Advanced Manufacturing Research (AMR) the Supply Chain Management Software Market in 1996 was $1 billion, and is poised for rapid and substantial growth through 2001. Long-term growth is expected to average over 35% per year through 2001, and software license fees are expected to grow by a factor of six times service revenues from $419 million in 1996 to $2.7 billion in 2001. The market is expected to grow to $6.5 billion by 2001. There are three primary segments in this market: Supply Chain Planning and Execution; Warehouse Management Systems, and Transportation Management Systems. Based on license fees, these three segments represent 65%, 20%, and 15% of the total market, respectively.


AMR identifies four drivers of growth over the next five years, including:

o The ongoing pressure by retailers and other manufacturers to push inventory back onto the suppliers, combined with the increasing complexity and tightening of scheduling of orders;

o The competitive advantage gained by early adopters of supply chain management (SCM) process reengineering imposing a corresponding competitive necessity on other corporations;

o The increasingly broad selection and availability of packaged SCM applications, as well as the movement toward integrated end-to-end SCM suites by vendors lowering the cost of entry and accelerating the pace of adoption; and

o The push by companies for greater efficiency in the use of their assets, including inventory and capital equipment.

PRODUCTS

The Company offers supply chain management software solutions and integration services for distribution, planning, warehousing and financial functions within a business to increase productivity, reduce inventory and improve planning and control. Products operate in the most popular technology platforms, Windows NT and UNIX and popular databases, ORACLE and Sybase. Products are built utilizing a client-server architecture. The Company's products are grouped into three areas: planning, operations and finance, and warehousing. Special modules by area follow:


--------------------------------------------------------------------------------
                                   Operations/
      Planning                     Financials                 Warehousing
--------------------------------------------------------------------------------
o Demand Planning             o Sales Order              o Inventory Control
o Supply  Chain Planning          Management             o Inventory Maintenance
o Transportation Planning     o Inventory Control        o Inventory Management
                              o Purchase Order           o Inbound Processing
                                  Management             o Outbound Processing
                              o Accounts Receivable      o Workload Management
                              o Accounts Payable
                              o Materials Requisition
                                  Management
                              o Available to Promise
                              o Sales Analysis
--------------------------------------------------------------------------------

o Planning - the planning modules offer true real time continuous planning. The Supply Chain Planner (Planner) is based on patented methodology. The Planner provides a real-time view of the entire supply chain, optimizes supply in response to demand, coordinates all planning and execution activities, and allows the user to react to user defined exceptions. These modules allow regional and enterprise-wide control, are scalable and are fully integrated with the Company's other modules.

o Operations/Financials - The sales order management module allows order processing in a variety of ways that are specific to customers. Proprietary tools, such as Order Type Configurator, allow customization without custom coding. Inventory Planning and Control provides support for multi-warehouse, multi-location operations and helps customers to identify and execute cost reduction initiatives across the supply chain. Purchase Order Management allows customers to focus on vendor management and price negotiations rather than administrative processing by providing consolidated information. Proprietary tools allow customization with limited coding requirements. Financial Management allows customers to process accounts receivable, accounts payable and general ledger activity relative to their business transactions. Financial Management modules are fully integrated with the rest of the products and reflect changes made throughout the supply chain in an effective and accurate manner.

o Warehousing - Key features include increased inventory management capabilities, running multiple business divisions and warehouses from one version of the warehousing software on a single server, and maximized worker productivity through directed, "task-based" distribution operations. Other features include user-friendly querying and reporting tools to schedule, manage, and report on distribution resources, orders, and inventory; Radio Frequency (RF) as well as paper-based operations; increased flexibility and productivity through paperless, real-time RF task dispatching.;integrated shipping and manifesting; real-time integration with automated material handling system and maximum inventory visibility for customer service and purchasing through instantaneous updating with business host systems.

The Planning and Operations/Financial modules support different currencies, positioning them for today's global environment. During the fiscal year ended March 1998, the sales prices of the Company's software license fees generally ranged from $100,000 to approximately $500,000. The price for the individual product package is determined based on a number of factors, including the number of users, the number of sites in the customer's business model and the complexity of the customer's operation.

PRODUCT DIFFERENTIATORS

In order to effectively reduce cycle time and inventory investment in the whole supply chain, companies must have the ability to:
o Plan inventory purchase decisions based on timely, accurate information about demand, existing supply, production capacity and lead times to delivery;
o Execute purchases, deliveries, customer orders, shipments and collections in a timely, efficient manner; and
o Manage and control inventory and labor resources throughout the supply chain.

The Company believes its products provide the ability for customers to achieve improved cycle time and reduced inventory investment and are differentiated from its competitors products based on the following capabilities:

Supply Chain Planning. The Company's products provide a real-time view of the entire supply chain based on a patented continuous planning model methodology. This allows customers to match demand with supply more accurately and on a timely basis, thus reducing the amount of inventory needed and the lead time for delivery of inventory to fulfill customer orders.

Sales Order Management. The Company's products provide for unique order type configuration without programming. This capability enables definition and handling of an unlimited number of different order types and the flow of orders through the enterprise, which is critical to many businesses.

Warehouse Management System. The Company's products provide real time information on activity throughout the warehouse infrastructure. This allows for constant adjustment to labor and workload resources, enables the optimization of warehouse productivity and reduces the cycle time for customer shipments. The software enables customers to realize added value through functionality that provides advanced inventory optimization strategies.

Accurate Information about the Supply Chain. The Company's products provide the ability to propagate changes at all levels in the supply chain immediately after a change is made. This allows managers to have accurate integrated information that facilitates fast strategic and tactical decisionmaking.

Available to Promise. The Company's products provide the ability to accurately promise order delivery for a certain date that is enabled by the real time nature of our product.

Ease of Installation. The Company's products provide full product integration that utilizes sophisticated tools to simplify the installation and allow customization in a fast and efficient manner.

Scalability. The Company's products allow customers to divide their operations into domains for the purposes of planning. This capability allows customers to plan effectively for international and geographically dispersed organizations and to add or delete domains as the business grows.

COMPANY STRATEGY

The Company's strategy is to become a significant provider of supply chain management software by aggressively pursuing the following strategies.

Focus on the middle market.

The Company is currently focused on the middle market of manufacturers and distributors with revenues ranging from $200 million to $1 Billion.

The Company believes the factors which will enable a company to successfully compete in the middle market are:

o    Providing a single solution
o    Price sensitivity
o    Simplicity of integration
o    Fast time to system benefit realization
o    Low cost implementation

By offering a broad suite of planning, operations, finance and warehousing products working together, the Company is able to provide a single solution that is easily integrated. The Company's proprietary implementation approach and tools allow customers to reduce implementation timetables and costs, and realize benefits faster. The Company has positioned its product, by incorporating a large number of features required by the middle market into its standard software packages, to address the funding constraints of its customers and to provide a low implementation cost alternative to the middle market.

The Company also believes that "packaging" the product is critical to continued license sales and revenue growth. Such packaging efforts include tools that allow customers to configure the Company's product to specific needs as well as tools that allow ease of implementation and integration. One focus of the Company's development effort during fiscal 1999 is the packaging of several modules in its product suite.

There can be no assurance that the Company will be able to anticipate, evaluate, and adapt to changes in platforms and evolving technologies, or to do so in a timely or cost effective manner.

Growth strategies.

Acquire Complementary Businesses. The Company will seek to expand through the acquisition of other companies in the market. The Company intends to fill functional gaps in its product line by integrating the capabilities of the acquired companies. Because the company has already acquired and integrated two businesses, and the management team has significant acquisition and integration experience, the Company believes that this strategy can be executed successfully.

Invest in Sales and Marketing. The Company intends to continue to expand its sales and marketing efforts. The Company believes that these investments are necessary and critical to capitalize on the growth in the supply chain management software market.

Build Alliances and Expand Network of Independent Distributors. The Company's product is designed in a modular way and allows easy integration with business software. The Company intends to pursue strategic alliances with Material Requirements Planning (MRP) and Enterprise Resource Planning (ERP) vendors in the areas where the Company's modules provide additional flexibility and functionality to the existing MRP and ERP vendors. In addition, the Company intends to establish joint marketing and other relationships with complementary business application software vendors, systems consulting and integration vendors. The Company is also planning to utilize the multi-currency capabilities of its Planning and Operational/Financial modules for international sales.

Develop Advanced Product Functionality. The Company sees many opportunities to develop advanced product functionality. With the increasing acceptance of the use of the Internet in business, the Company intends to develop appropriate functionality for this rapidly evolving market.

Utilize Cost-effective Software Development Capability. The Company intends to fully utilize its highly sophisticated cost-effective software development capability in St. Petersburg, Russia. By increasing resources, but decreasing dollars spent in previous periods on research and development, the Company intends to free additional cash for sales and marketing development.

There can be no assurance that the Company will be able to expand its marketing, sales, support and service organizations or develop additional distribution channels on a timely basis.

PRODUCT DEVELOPMENT

The Company's supply chain management software product development process includes design, requirements definition, software programming, and quality assurance. On-going product development efforts are focused on the enhancement of the features and functionality of existing products including additional Internet capabilities, interfacing and integrating product modules, "packaging" of the warehousing and Supply Chain Planner products and developing tools and techniques for ease and speed of product implementation.

Research and Development. The Company is continuing to make significant product development expenditures that it believes are necessary for it to deliver new product features and functions. The Company's development cost for its supply chain products were $0 and $ 879,064 in fiscal 1997 and 1998, respectively. The Company spent approximately $900,000 on consumer software research and development activities during fiscal 1997. The Company works closely with its internal sales, marketing, and service staff, and externally with customers to develop new products and enhancements that meet their needs. Product development and documentation is done internally.

Future Product Development. The Company will continue to evaluate the need to adapt the Company's products to emerging hardware and software platforms and technologies. Technological advances provide opportunities for improvement in the sophistication, technical capabilities, and performance of software products. As a result of the emergence of new platforms, environments, technologies, and increased competition, the Company expects to increase resources allocated to product development. There can be no assurance that the Company will be able to anticipate, evaluate, and adapt to changes in platforms and evolving technologies, or to do so in a timely or cost-effective manner.

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

Production Facilities. The Company operates a subsidiary to develop software in St. Petersburg, Russia. The economic conditions in Russia, including lower wage rates and lower standards of living, allow the Company to transact business in St. Petersburg at a relatively low cost structure. The Company's presence in Russia has been scaled down to only 8% if its work force as of the end of fiscal 1998 thus any change in these conditions is not expected to significantly affect the Company.

CUSTOMER INTEGRATION SERVICES

Due to the complexity of customer hardware and software environments, it is often necessary to develop interfaces between the Company's supply chain management products and the existing software in the customer's environment. If a customer has needs that are specific to their business, it is often necessary to develop additional functionality to satisfy these needs and make the Company's products more effective in the customer's environment. The Company believes that providing such technical support and project management to its supply chain management customers is important for successful product implementation and instrumental to continued license sales and revenue growth. The Company intends to continue to provide such services in the future. The Company provides these and other product-related services on a time and material basis.

LICENSE AND SUPPORT AGREEMENTS

Software product license revenues consist principally of fees generated from the sale of nonexclusive, nontransferable, perpetual licenses which are primarily computer, site, and or user specific. The Company believes that packaging its products is critical to continued license sales and revenue growth. One focus of the Company's development effort in fiscal 1999 is to package the warehousing and supply chain planner products. Annual software support and maintenance agreements are sold at approximately 15% of the current list license prices.

SALES, DISTRIBUTION AND MARKETING

The Company sells its supply chain management software and services primarily through its direct sales organization. The Company conducted sales through its offices in Concord and Dedham Massachusetts, and Irvine and Garden Grove, California; and through field sales personnel in the Chicago, Denver, and New York City metropolitan areas. The Company has over 100 customers in the U.S. and over 30 customers in Europe engaged in manufacturing, distribution and retail businesses. The sales process usually consists of prospect identification, prospect validation, sales presentations and product demonstrations, proposals and system design studies. The system design studies are consulting projects which are small in scope and result in providing customers a more definitive project plan, timetable and cost estimate. The Company plans to expand its sales and marketing support organizations in fiscal 1999.

The Company supports its supply chain management sales activities by conducting a variety of marketing activities, including appearances at industry trade shows and conferences such as those organized by the American Production and Inventory Control Specialists (APICS) and the Council of Logistics Management (CLM). In addition the Company conducts lead generation programs including advertising, direct mail, telemarketing, and public relations.

COMPETITION

The Company's supply chain management products are addressing the needs of the growing market for supply chain management software solutions. The Company's competitors include small and large companies which offer various solutions in different segments of the supply chain. Many of the vendors in this market, such as SAP, Manugistics, BAAN, and Oracle, have longer operating histories, larger customer bases, better name recognition, significantly greater financial, technical, marketing and distribution resources than the Company.

The Company is currently focused on the middle market of manufacturers and distributors with revenue ranging from $200 million to $1 Billion. The Company expects to compete successfully in this market for the following reasons:

o The Company is one of the few vendors offering a full range of products to meet customer needs. In a market full of niche players and with customers demanding integrated, easy to implement solutions from a single vendor, the Company believes it is well positioned to compete in this market;

o The Company's "packaged product" approach provides its customers the ability to realize benefits faster than the competition, who offer large scale, consulting oriented services that take more than one year to complete at a multimillion dollar cost; and

o The Company's focus on the middle market enables the Company to progress towards delivering a price sensitive, affordable solution that addresses the needs of customers in this market.

To the extent larger competitors either acquire or develop products with functionality comparable to the Company's products and are able to offer them to the middle market at competitive prices, their integrated solutions can provide a significant competitive advantage over the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Most of the Company's products do not include any mechanisms to prevent or inhibit unauthorized copying, nor does the Company rely on shrink-wrap licenses which restrict copying and use of the products. The Company is aware that unauthorized copying occurs within the software industry; however, policing unauthorized use of the Company's products is difficult. While the Company is unable to determine the extent to which software piracy of its products exists, software piracy is expected to be a persistent problem.

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

QUARTERLY FLUCTUATIONS AND SEASONALITY

The level of net sales realized by the Company in any quarter is principally dependent on the number of sold new supply chain management software licenses. The purchase of supply chain management solutions requires a significant commitment of capital and resources on the part of the customer, the sales cycles are long and average from six to nine months. As a result, revenue recognition is subject to many risks such as budgetary cycles, changes in the business of a customer and overall economic trends that are not controllable by the Company. Quarterly results have varied significantly in the past and are likely to fluctuate in the future as a result of new order timing. From time to time the Company may record very large individual license and or hardware sales which can cause significant variations in quarterly results. A significant portion of the Company's operating expenses are fixed and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely and disproportionately affected because a significant portion of the Company's expenses do not vary with revenues. As a result of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict. Any significant change from levels expected by securities analysts or shareholders could result in substantial volatility in the trading price of the Company's common stock.

EMPLOYEES

As of May 31, 1998, the Company employed 84 people on a full-time basis. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company has never suffered a work stoppage. The Company believes its future success will depend, in part, upon continued service of a small number of key technical and senior management personnel and on its continued ability to recruit and retain highly-skilled management and technical personnel. Competition for such employees is intense and the loss of services of key personnel could have a material adverse effect on the Company's operating results and financial condition. There can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting and retaining other highly-skilled managerial and technical resources.

COMPLEXITY OF SOFTWARE PRODUCTS

The market for the Company's software products requires continuous upgrades due to technological advances, introductions of new hardware platforms and operating systems, changes in customer requirements and frequent new product introductions. The Company's future success will depend on its ability to continue to upgrade its products taking these changes into consideration. There can be no assurance that the Company will be successful in developing and marketing such new products on a timely and cost-effective basis. The Company's failure to successfully develop and market new products and enhancements that keep pace with the advances of the market could have a material adverse effect on the Company's business, operating results and financial condition. The
Company's supply chain management products are very complex due to its client/server architecture, depth of the functionality and the number of modules and interdependencies between them. Given such product complexity, the Company's new products may have undetected errors that would not have been found until the installation of the product at a customer's site despite rigorous testing of the product by the Company. Even though such infrequent occurrences have not had a material adverse impact on the Company's business in the past, there can be no assurance that delays related to error correction will not have a material adverse impact on the Company's financial condition in the future.

YEAR 2000 COMPLIANCE ISSUES

Many older computer systems and software products in use today were programmed with a two digit date code field. These systems or software products need to be modified, upgraded or replaced to distinguish the year 2000 ("00") as occurring after the year 1999 ("99") in order to avoid the possibility of erroneous results or system failures. The effects of this issue and the efforts by companies to address it are uncertain.

Many Companies are expending significant resources to modify or upgrade their existing software and hardware for year 2000 compliance. This might reduce funds available to purchase other software products such as the Company's supply chain management software. Additionally, Year 2000 problems in a customer's other software products might significantly limit the customer's realized benefit from the supply chain management software. These events could result in a material adverse effect on the Company's business, operating results, financial condition and cash flows.

The Company utilizes outside providers for services such as payroll processing and 401(k) benefit administration, third party vendor equipment, and various software products which may or may not be year 2000 compliant. The Company has addressed the issue and taken steps to make sure that all such exposure is eliminated, but failure of any critical technological component to operate properly may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

The Company's software products have been modified to be year 2000 compliant. However, the Company's products are complex and might contain undetected errors or failures even though intended to be year 2000 compliant. There can be no assurance that the Company's software products contain or will contain all necessary date code changes or that errors will not be found in new products or product releases, resulting in loss of or delay in product acceptance. If the Company is unable, or is delayed in its efforts to make the necessary date code changes, there could be a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 15,000 square feet of office space in Bethesda, Maryland, pursuant to a non-cancelable lease expiring in April, 2004 with an option to renew for one additional five-year term. Of the 15,000 square feet, the Company currently has sublet approximately 7,000 square feet through March, 2000 and approximately 8,000 square feet through the remainder of the lease term (March, 2004). In 1996, the Company decided to relocate its headquarters from Bethesda, Maryland to Concord, Massachusetts. The Company is currently sub-letting 1,350 square feet from Davidson on a month-to-month basis. Davidson's lease expires October, 1999. The Company's subsidiary located in St. Petersburg, Russia sub-leases approximately 1,000 square feet on a month-to-month basis.

On March 31, 1997, the Company acquired CSTI. CSTI has offices in two (2) locations: Dedham, Massachusetts (approximately 8,000 square feet on a three-year, non-cancelable lease expiring December, 1999); and Garden Grove, California (approximately 3,000 square feet on a lease expiring June, 1998).

On  December  8,  1997,  the  Company   acquired   Somerset.   Somerset   leases
approximately 9,500 square feet of office space in Irvine, California, pursuant to a non-cancelable lease expiring in September, 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to, nor is it aware of, any threatened litigation of a material nature.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.






                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock and Series A Warrants are traded on the NASDAQ Small-Cap Market System under the symbols CLTY and CLTYW, respectively. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by NASDAQ:

                                                     HIGH        LOW
                                                     ----        ---
Fiscal Year Ended March 31, 1998
    First Quarter                                  $ 2.250     $ .938
    Second Quarter                                 $ 2.469     $1.063
    Third Quarter                                  $ 1.875     $1.313
    Fourth Quarter                                 $ 1.750     $. 938

Fiscal Year Ended March 31, 1997
    First Quarter                                  $ 5.000     $3.500
    Second Quarter                                 $ 3.875     $1.750
    Third Quarter                                  $ 2.125     $1.125
    Fourth Quarter                                 $ 1.313     $ .719

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

The Company has not paid cash dividends on its common stock since its organization and does not intend to pay any cash dividends in the foreseeable future. As of May 31, 1998, the Company had approximately 148 shareholders of record and approximately 979 beneficial shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Business Developments

On March 31, 1997, the Company announced the acquisition of CSTI, a developer and integrator of supply chain management software based in Dedham, Massachusetts for approximately $3.9 million, consisting of $1.25 million in cash, 1.2 million shares of Capitol unregistered common stock and issuance of non-interest bearing, convertible, long-term notes totaling $1.95 million to sellers and discounted to a value of $1.55 million. Re-payment of the notes begins in fiscal 1999. Note holders have the right to convert a portion ($1 million) of the interest and principal owed under the notes into shares of the Company's common stock at a $3.00 per share conversion price. This transaction was accounted for under the purchase method of business combinations. For additional information on this acquisition, see Footnote 7 and 9 in Item 7:
Financial Statements, on pages 34 and 37.

On April 16, 1997 after the Company's fiscal 1997 year end, the Company sold certain of its multimedia assets to Davidson for approximately $2.5 million in cash . The assets sold included the machinery and capital equipment utilized in art, animation and audio production in St. Petersburg, Russia and Concord, Massachusetts. The net asset value transferred was $472,655. The gain on the sale resulting from this transaction was approximately $2 million. In addition, the Company sold the stock of its Russian subsidiary, ZOA AMI, and the right to use the name Animation Magic. As part of the transaction, the Company amended its software development contract with Blizzard Entertainment. In addition, the Company entered into a work-for-hire agreement with Davidson related to software engineering services for the Warcraft Series, and assigned present the Concord, Massachusetts offices lease to Davidson. Most of the staff in the St. Petersburg, Russia and Concord, Massachusetts offices were transferred to Davidson. Included in this transaction was Mr. Igor Razboff, Chairman of the Board and CEO of Capitol Multimedia, Inc., who resigned his CEO position to accept a position at CUC International, Inc. Mr. Razboff remained as Chairman of the Company's Board of Directors.

On December 8, 1997, the Company acquired all of the outstanding stock of SAI, a privately held warehouse management software company based in Irvine, California by means of a merger between SAI and Somerset a wholly owned subsidiary of the Company. SAI is a technology leader in the warehouse management software market. SAI had approximately $4.5 million in annual revenue in 1997. The acquisition of Somerset fills a strategic product need for the Company. Somerset's warehousing product, combined with the Company's existing supply chain management product, creates a more powerful product line which enables control of inventory and resources not only between locations in the supply chain but through warehouses as well. This new capability positions the Company to provide integrated warehouse and supply chain management software for the middle market. Somerset's customers include Corporate Express, Wesley Jessen, Pleasant Company, Bugle Boy Industries, and Columbia Sportswear. Somerset's warehouse management software, WMS 4.0, is client-server based, highly flexible, user configurable, and supports single and multiple facility enterprises. Modules include Inventory Control, Inventory Management, Inbound Processing, and Workload Management. For additional information on this acquisition, see Footnote 7 and 9 in Item 7:
Financial Statements, on pages 34 and 37.

Presentation

The Company's transformation from a multimedia developer to a supply chain management solution provider began with the acquisition of CSTI in March, 1997 and subsequent sale of certain multimedia assets in April of 1997. Accordingly, the discussion and analysis of the Company's results of operations compares pro forma results for the twelve months ended March 31, 1998, to pro forma results for the twelve months ended March 31, 1997. See Footnote 7 of the Financial Statements in Item 7 for pro forma results. The Company believes such comparison provides a more meaningful analysis of current and prior fiscal year results.

Pro forma Net Sales

The composition of net sales for the twelve months ended March 31, 1998 and 1997 is as follows:

                                       Twelve Months Ended
                                             March 31

                                             Pro-Forma
                                                             %             $
                                   1998          1997     Change        Change
                                   ----          ----     ------        ------
Business Software
    Supply Chain Management    $ 4,280,487   $ 3,674,692   16.5%    $   605,795
    Warehouse Management         4,900,843     3,642,872   34.5%      1,257,971

Multimedia Software                343,409       638,604   (46.2)%     (295,195)
                                   -------       -------   -----       --------

Total net sales                $ 9,524,739   $ 7,956,168   19.7%    $ 1,568,571
                               ===========   ===========   ====     ===========

Revenues from Supply Chain Management increased $605,795 or 16.5% on a pro forma basis for the year ended March 31, 1998, versus 1997. This increase is attributable to increases in consulting revenue and license fee income partially offset by a decrease in support maintenance revenues. License revenue recognition fluctuates with customer acceptance of the delivered product and product sales to new and existing customers. The support maintenance revenue decrease is attributable to the attrition of maintenance aagreements related to CSTI's contract with Ross Systems to provide maintenance support to Ross customers. The Company continues to expand all phases of sales and marketing in order to generate long-term business software sales growth. The Company expects that this will cause support revenues to increase in the long-term. The Company also expects that actual and pro forma license fee and consulting revenues in fiscal 1999 will increase above the actual and pro forma revenues reported for fiscal 1998, however there can be no assurances as to the extent of such increase or if revenues will increase at all.

Revenues from Warehouse Management increased $1,257,971 or 34.5% on a pro forma basis for the year ended March 31, 1998, versus 1997. This increase is attributable to increases in consulting revenue and license fees partially offset by a decrease in hardware sales. License revenue recognition fluctuates with customer acceptance of the delivered product and product sales to new and existing customers. The Company continues to expand all phases of sales and marketing in order to generate long-term business software sales growth. The Company expects that actual and pro forma revenues in fiscal 1999 will increase above the actual and pro forma revenues reported for fiscal 1998, There can be no assurances as to the extent of such increase, or if revenues will increase at all.

Consumer software sales and royalties decreased $295,195 or 46.2% on a pro forma basis for the year ended March 31, 1998, versus 1997. During the year ended March 31, 1997, the Company recognized $520,000 in guaranteed prepaid royalty revenue from the release of three foreign title releases and one domestic title release. The Company has focused on the business software market during fiscal 1998 and will continue to do so. The Company has no plans to develop new multimedia products in the foreseeable future. With the Company's decision to sell its multimedia assets and to discontinue all development of multimedia titles, it expects that royalty revenue will continue to decline in future periods.

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

Cost of Sales

Cost of services consists of costs primarily associated with consulting and implementation services that are sold as part of a total supply chain and warehouse management solution, and costs associated with providing support to customers. These costs increased $946,993 or 23.2% on a pro forma basis during the year ended March 31, 1998, versus 1997. Cost of services as a percent of revenue from services increased only 1.5% for the year ended March 31,1998, versus 1997. The Company has increased its consulting staff in anticipation of growing consulting revenue. To the extent that the Company's consulting revenues do not increase at anticipated rates, the hiring of additional consultants could adversely affect the Company's gross margins. The Company expects this expense on a pro forma, as well as, actual basis to increase in absolute dollars, but not as a percent of sales during fiscal 1999.

Research and Development

Research and development (R&D) expense increased $109,538 or 14.4% on a pro forma basis during the year ended March 31, 1998, versus 1997. R&D costs as a percentage of total business software sales increased only 1% for the year ended March 31,1998, versus 1997. The Company expects R&D costs to increase in absolute dollars during fiscal year 1999 as a result of an expansion of product development and integration of its supply chain and warehouse management software packages. The Company expects R&D as a percent of sales to be consistent with prior years, reflecting utilization of lower development costs provided by Paragon. There can be no assurance that the Company will be able to anticipate, evaluate, and adapt to changes in platforms and evolving technologies, or to do so in a timely or cost effective manner.

Depreciation and Amortization

Depreciation and amortization only slightly changed on a pro form basis during the year ended March 31, 1998, versus 1997. The Company expects depreciation during fiscal year 1999 to approximate the fiscal 1998 level. On the actual financial statements the acquisition of CSTI and Somerset Automation will increase depreciation and the amortization of goodwill and capitalized software in fiscal 1999. The actual amortization costs for fiscal 1998 were $188,191 and are expected to be approximately $312,000 in fiscal 1999.

General and Administrative

General and administrative expenses decreased $51,267 or 2% on a pro forma basis during the year ended March 31, 1998, versus 1997. The decrease came from the consolidation of the Company's headquarters in Bethesda, Maryland into its new facility in Concord, Massachusetts and a decrease in administrative staff. These decreases were partially offset by administrative position increases at Somerset necessitated by growth. General and administrative expenses as a percent of sales are down 5% for the year ended March 31, 1998, versus 1997 on a pro forma basis. A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected. Given the Companyis recent acquisitions, the sale of certain assets, and the consolidation of operations in November of 1996, the Company expects general and administrative expenses on a pro forma, as well as, actual basis to increase in absolute dollars, but to decrease as a percent of sales in fiscal 1999 versus 1998.

Sales and Marketing

Sales and marketing expense increased $142,048 or 16% on a pro forma basis during the year ended March 31, 1998, versus 1997. This item includes personnel related costs, as well as, those costs related to facilities, travel, trade shows, advertising and promotions. Somerset's sales and marketing effort was increased during the fourth quarter of fiscal 1998. CSTI expenditures on sales and marketing were substantially below industry averages through the first two quarters of fiscal 1998. The Company is committed to an investment in sales and marketing efforts and alliances. This investment is expected to generate an increase in future revenue. There can be no assurance that the Company will be able to realize the benefits from this investment. The Company expects sales and marketing expenses on a pro forma, as well as, actual basis to increase in absolute dollars and as a percent of sales during fiscal 1999.


Year 2000 Associated Expenses

The Company utilizes outside providers for services such as payroll processing and 401(k) benefit administration, third party vendor equipment, and various software products which may or may not be year 2000 compliant. The Company has addressed the issue and taken steps to make sure that all such exposure is eliminated. The expense associated with this effort has not been and is not anticipated to be material, however failure of any critical technological component to operate properly may require the Company to incur unanticipated expenses to remedy any problems.

Consolidation Charges

There are no consolidation charges in fiscal 1998, the $462,566 of consolidation charges in the second quarter of 1997 relate to the closing and relocation of the Company's offices in Bethesda MD into its offices at Concord MA.


Gain on Sale of Assets

The gain of $2,037,104 resulted from the sale of select multimedia assets to Davidson for $2,509,759 in cash. The assets sold include equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Massachusetts. This gain is excluded from the pro forma income statement.

Purchased Research and Development

In December 1997, the Company acquired SAI and incurred a third quarter non-recurring charge to operations totaling $3,208,744 to write-off purchased research and development which had not yet reached technological feasibility and had no alternative future use. In addition, during March 1997, the Company acquired CSTI and incurred a forth quarter non-recurring charge to operations totaling $2,200,000 to write-off purchased research and development which had not yet reached technological feasibility and had no alternative future use. See Footnote 7 of Notes to Consolidated Financial Statements. These charges are excluded from the pro forma income statement.

Provision for Income Taxes

The provision for income taxes represents alternative minimum tax liabilities and state income taxes on income earned. The Company's effective tax rate for the fiscal year 1998 was approximately 7%. Please refer to Footnote 11 in the Financial Statements included in Item 7 for additional information on deferred tax assets and liabilities.


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash, cash equivalents, and short-term investments. During the year ended March 31, 1998, cash, cash equivalents, and investments increased $ 584,529 or 33% to $2,341,630. This increase relates to $2,510,000 in proceeds from the sale of select multimedia assets less cash used in operating activities of $156,204, less $1,579,214 for the purchase of Somerset Automation ($2,496,163 net of cash acquired of $916,949), and $227,622 in capital expenditures. The Company will use its working capital to finance ongoing operations and fund the continued expansion of its sales and marketing resources.

Accounts receivable increased $1,173,447 or 114% to $2,200,754 at March 31, 1998. Most of this increase ($1,006,000) resulted from the Somerset acquisition in December 1997.

Notes and guaranteed royalties receivable increased $909,893 or 364% to $1,159,893 as a result of $1,159,893 in notes receivable which were reclassified from long to short-term offset by the receipt of a $250,000 royalty payment.

Prepaid expenses and other current assets increased $33,047 or 43% to $109,649 primarily due to the acquisition of Somerset.

Accounts  payable  and  accrued  liabilities   increased  $856,982  or  199%  to
1,287,750. Most of the increase ($529,874) resulted from the Somerset acquisition in December 1997. Payroll accruals accounted for $125,000 of the increase with the remainder coming from an overall increase in business activity. Income taxes payable increased $507,577 to $507,577 at March 31, 1998. Most of the increase ($401,228) resulted from the Somerset acquisition in December 1997, with the remainder coming from accruals for state and federal taxes at March 31, 1998.

Unearned revenue and other current liabilities increased by $57,778 or 15% to $453,160 due to the increase in license fee and support maintenance revenue deferred at March 31, 1998.

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

The Company does not currently have plans for major capital expenditures, but does have $1,178,051 in long-term notes payable to related parties from the acquisitions of SAI and CSTI. The Company believes that existing cash and cash equivalent balances, short-term investment balances and potential cash flow from operations will satisfy this long-term liability.

At March 31, 1998, the Company had outstanding Series A Warrants to purchase 599,621 shares of Common Stock at $3.57 per share. These warrants expire March 31, 1999, subject to extension by the Company. Pursuant to the redemption provision in the Warrant Agreement, the Company has the option of redeeming the warrants on an "all or nothing basis," and, given favorable market conditions, may do so. Exercise of these warrants would generate approximately $2,141,000 in cash.

The Company continues to consider investments in or acquisitions of compatible businesses. However, there can be no assurance that the Company will make investments in or enter into business combinations with other entities. In the event that the Company engages in such transactions, it may require additional financial resources.

Future Operating Results

This report contains forward-looking statements. For this purpose, any statement, contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans". "expects", and similar expressions are intended to identify forward-looking statements.

Numerous factors may affect the Company's business and its results of operations. These factors include the potential for significant fluctuations in quarterly results, dependence on new products and rapid technological change, risk of software errors or failures, the level and intensity of competition, lack of product diversification, dependence on certain distribution channels, proprietary intellectual property rights, limited operating history in the supply chain management software industry, integration of acquisitions, loss of key employees, lack of profitability, sustaining a public trading market, absence of dividends, and international operations. For a discussion of these and other factors that may affect the Company's future results, see "Business" in Item 1 of this Form 10-KSB and the 8-K filed by the Company on February 11, 1998 with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Celerity Solutions, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of  Celerity
Solutions, Inc. as of March 31, 1998 and 1997, and the related consolidated statement of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celerity Solutions, Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                        ERNST & YOUNG LLP

Boston, Massachusetts
May 14, 1998

                            Celerity Solutions, Inc.
                           Consolidated Balance Sheets

                                                                                       March 31
                                                                              1998                   1997
                                                                          ----------------------------------
Assets
Current assets:
   Cash and cash equivalents                                              $ 1,347,246            $   760,065
   Short-term investments                                                     994,384                997,036
   Accounts receivable, less allowance for doubtful
      accounts of $ 158,600 and  $ 126,394 at
      March 31, 1998 and 1997, respectively                                 2,200,754              1,027,307
   Notes and guaranteed royalties receivable                                1,159,893                250,000
   Prepaid expenses and other current assets                                  109,649                 76,602
                                                                          ----------------------------------
Total current assets                                                        5,811,926              3,111,010

Property and equipment:                                                     1,266,250              1,629,249
Less: accumulated depreciation and amortization                              (697,577)              (970,874)
                                                                          ----------------------------------
                                                                              568,673                658,375
Capitalized software, net of accumulated amortization of $
   85,992 and $ 0 at  March 31,1998 and 1997
 respectively                                                                 803,887                200,000

Notes receivable from related parties                                         117,999
Notes and guaranteed royalties receivable                                                          1,073,600
Goodwill, net of accumulated amortization of
   $ 102,198 and $ 0 at March 31, 1998 and 1997, respectively
                                                                            1,134,100                827,182
Other  long term assets                                                         9,057                 40,872
                                                                          ----------------------------------
Total assets                                                              $ 8,445,642            $ 5,911,039
                                                                          ==================================


See accompanying notes.

                            Celerity Solutions, Inc.
                           Consolidated Balance Sheets

                                                                                       March 31
                                                                             1998                   1997
                                                                        -------------------------------------
Liabilities and shareholders' equity Current liabilities:
   Accounts payable and accrued expenses                                $  1,287,750             $    430,768
   Income taxes payable                                                      507,577
   Current portion of notes payable to related parties                     1,100,797
   Short-term notes payable                                                   41,480
   Unearned revenue and other current liabilities                            453,160                  395,382
                                                                        -------------------------------------
Total current liabilities                                                  3,390,764                  826,150

Notes payable to related parties                                           1,178,051                1,552,069
Deferred rent                                                                 70,688                   83,328
                                                                        -------------------------------------
Total Liabilities                                                          4,639,503                2,461,547

Commitments and contingencies

Shareholders' equity:
   Common stock, $.10 par value, 25,000,000 and
     10,000,000 shares authorized, 8,842,886 and
     6,857,153 shares issued and outstanding at
      March 31, 1998 and 1997 respectively                                   884,289                  685,715
   Additional paid-in capital                                             18,900,290               16,747,202
   Accumulated deficit                                                   (13,928,096)             (11,933,081)
                                                                        -------------------------------------
                                                                           5,856,483                5,499,836

Less treasury stock, at cost, 825,088 shares at
    March 31, 1998 and 1997                                               (2,050,344)              (2,050,344)
                                                                        -------------------------------------
Total shareholders' equity                                                 3,806,139                3,449,492
                                                                        -------------------------------------
Total liabilities and shareholders' equity                              $  8,445,642             $  5,911,039
                                                                        =====================================

See accompanying notes.

                            Celerity Solutions, Inc.
                      Consolidated Statements of Operations

                                                                      Year ended March 31
                                                                1998                      1997
                                                         ------------------------------------------
Revenue:
   Services                                                $ 5,299,723                  $ 1,286,203
   Software licenses                                           749,996                      639,710
   Hardware and other                                          128,594
                                                         ------------------------------------------
Total revenue                                                6,178,313                    1,925,913

Cost of Sales
   Services                                                  3,313,782                    1,465,801
   Amortization of capitalized software                         85,993
   Hardware                                                     98,847
                                                         ------------------------------------------
Total cost of sales                                          3,498,622                    1,465,801

Gross margin                                                 2,679,691                      460,112

Operating expenses:
   Research and development                                    879,064                      900,000
   General and administrative                                1,582,505                    1,526,007
   Sales and marketing                                         831,113                       13,964
   Purchased research and development                        3,208,744                    2,200,000
   Amortization of goodwill                                    102,198
   Consolidation expenses                                                                   462,567
                                                         ------------------------------------------
Total operating expenses                                     6,603,624                    5,102,538
                                                         ------------------------------------------
Operating loss                                              (3,923,933)                  (4,642,426)
                                                         ------------------------------------------
Other income ( expense):
   Interest and other income, net                              240,559                      270,710
   Interest expense                                           (206,245)
   Gain (loss) on sale of assets                             2,037,104                      (37,983)
                                                         ------------------------------------------
Loss before taxes                                           (1,852,515)                  (4,409,699)
Income tax expense                                            (142,500)
                                                         ------------------------------------------

Net loss                                                   ($1,995,015)                 ($4,409,699)
                                                         ==========================================

Loss per common share:
   Net loss per share                                      $      (.30)                 $      (.91)
                                                         ==========================================
   Weighted average  shares outstanding                      6,656,882                    4,835,353
                                                         ==========================================
Loss per share-assuming dilution:
   Loss per share:                                         $      (.30)                 $      (.91)
                                                         ==========================================
   Weighted average shares outstanding                       6,656,882                    4,835,353
                                                         ==========================================


See accompanying notes.

                            Celerity Solutions, Inc.
                 Consolidated Statements of Shareholders' Equity

                                  Common Stock            Additional
                                              Par           Paid-in            Treasury Stock         Accumulated
                               Shares         Value         Capital         Shares         Cost          Deficit          Total
                               ------         -----         -------         ------         ----          -------          -----
Balance at March 31,
1996                         5,657,153   $    565,715    $ 15,817,202      (825,088)  $ (2,050,344)   $ (7,523,382)   $  6,809,191

   Issuance of
     restricted common
     stock for               1,200,000        120,000         930,000                                                    1,050,000
     acquisition of
     CSTI, Inc.



   Net  loss                                                                                            (4,409,699)     (4,409,699)
                            ------------------------------------------------------------------------------------------------------
Balance at March 31,
1997                         6,857,153        685,715      16,747,202      (825,088)    (2,050,344)    (11,933,081)      3,449,492


   Issuance of
     restricted common
     stock for
     acquisition of
     Somerset
     Automation, Inc.        1,958,233        195,824       2,118,025                                                    2,313,849
   Stock option
     exercise                   27,500          2,750          35,063                                                       37,813

   Net  loss                                                                                            (1,995,015)     (1,995,015)
                            ------------------------------------------------------------------------------------------------------
Balance at March 31,
1998                         8,842,886   $    884,289    $ 18,900,290      (825,088)  $ (2,050,344)   $(13,928,096)   $  3,806,139
                            ======================================================================================================

See accompanying notes.

                            Celerity Solutions, Inc.
                      Consolidated Statements of Cash Flows

                                                               Year ended March 31
                                                               1998           1997
                                                           --------------------------
Operating activities:
Net income (loss)                                          $(1,995,015)   $(4,409,699)
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation                                              222,459        200,633
     Amortization - goodwill and capitalized software          188,191
     Write-off of in-process tech. from acquisitions         3,208,744      2,200,000
     (Gain) loss on sale of assets                          (2,037,104)        37,983
     Changes in operating assets and liabilities:
       Accounts receivable                                    (320,998)        44,171
       Prepaid expenses and other current assets               (10,073)       122,720
       Short-term notes receivable                             163,707        500,000
       Long-term notes, royalties, and other assets             37,201        (87,917)
       Accounts payable and accrued expenses                   327,108        184,971
       Income tax payable                                       55,611
       Long-term notes payable                                 (19,843)
       Current portion notes payable                           (21,330)
       Unearned revenue and deferred rent                       45,138        (59,191)
                                                           --------------------------
Net cash used by operating activities                         (156,204)    (1,266,329)

Investing activities:
Purchases of short-term investments                           (994,385)      (404,165)
Proceeds from sales of short-term investments                  997,036      1,770,104
Proceeds from sale of assets                                 2,509,757          1,951
Purchase of  Somerset and CSTI, net of cash acquired        (1,579,214)    (1,095,562)
Capital expenditures                                          (227,622)      (207,327)
                                                           --------------------------
Net cash  provided by investing activities                     705,572         65,001
Financing activities:
Proceeds from sale of common stock                              37,813
                                                           --------------------------
Net cash provided by financing activities                       37,813
                                                           --------------------------

Net increase (decrease) in cash & cash equivalents             587,181     (1,201,328)

Cash and cash equivalents at beginning of year                 760,065      1,961,393
                                                           --------------------------

Cash and cash equivalents at end of year                   $ 1,347,246    $   760,065
                                                           ==========================

Non-cash financing activities:
In fiscal 1997 the Company purchased all shares of Client Server Technologies, Inc. for $3,853,060. This transaction was partially financed by the issuance of 1,200,000 shares of common stock and with seller notes payable totaling $1,552,069. In fiscal 1998 the Company purchased all shares of Somerset Automation, Inc. for $5,557,918. This transaction was partially financed by the issuance of 1,958,233 shares of common stock and with seller notes payable totaling $747,907. See Footnote 7.

See accompanying notes.

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

1.   Organization and Business

Celerity Solutions, Inc. (the "Company") formerly known as Capitol Multimedia, Inc., a Delaware corporation organized in 1982, develops and markets software in the supply chain management (SCM) sector of the business software market. SCM encompasses the planning and control of material and resources from customer order entry through warehousing and logistics to customer delivery. The Company's product line enables control of inventory and resources not only between locations in the supply chain but through warehouses as well. The Company has positioned itself to provide integrated warehouse and supply chain management software for the middle market. Prior to April 1, 1997, the Company was in the multimedia children's edutainment market creating, producing, and licensing interactive software for the CD-ROM (PC and Mac) platform.

On March 31, 1997, the Company executed one of its strategic initiatives to revitalize the Company through entry into the business software market by acquiring Client Server Technologies, Inc. (CSTI). CSTI's "Continuum" product set provides software solutions and integration services for logistics, planning, distribution and financial functions. Please see Footnote 7 for more detailed information on the acquisition.

On April 16, 1997, the Company sold selected multimedia assets to Davidson & Associates, Inc., a division of CUC International, Inc. The assets that were sold include art, animation and audio production capabilities located in St. Petersburg, Russia, and Concord, Massachusetts. Please see Footnote 7 for more detailed information on the divestiture.

On December 8, 1997, the Company acquired all of the outstanding stock of Somerset Automation, Inc. (SAI). SAI is a technology leader in the warehouse management software market. It's WMS 4.0 software, is client server based, highly flexible, user configurable, and supports single and multiple facility enterprises. Please see Footnote 7 for more detailed information on the acquisition.


2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents consist of cash in banks and investments in highly liquid, short-term instruments with original maturities of 90 days or less. Cash equivalents consist principally of overnight repurchase agreements.

The Company believes that existing cash and cash equivalent balances, short term investment balances, and potential cash flow from operations, as a result of the acquisitions and the disposition as described in Footnote 7 will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months.

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Policies, continued

Short-Term Investments

The Company accounts for its short-term investments under Statement of Financial Accounting Standards (SFAS) No. 115, " Accounting for Certain Investments in Debt and Equity Securities." The Company has classified all marketable investment securities as available-for-sale. Available-for-sale securities are carried at fair market value with unrealized gains and losses reported as a separate component of shareholders' equity. Any realized gains or losses and declines in value judged to be other than temporary are included in other income (expense). The difference between cost and fair value was immaterial at March 31, 1998 and 1997, and no adjustments have been made to the historical carrying value of the investments and no unrealized gains or losses have been recorded as a separate component of stockholders' equity. At March 31, 1998, marketable investment securities consisted of corporate bonds and U.S. Government backed notes, maturing at various dates, and in varying amounts, between 1998 and 2001. These securities are recorded at cost which approximates fair market value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and notes and guaranteed royalties receivable. The risk is minimized by the creditworthiness of the Company's customers, and the Company's credit and collection policies. The Company performs ongoing credit evaluations of its customers, generally does not require collateral, and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. As of March 31, 1998, approximately 47% of accounts receivable were concentrated with five customers.

Long-Lived Assets

The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which establishes criteria for the recognition of an impairment loss related to long-lived assets. The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, when there are indications of potential impairment based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. This has not had a material effect on the Company.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives. Repair and maintenance expenditures are charged to operations as incurred. Estimated useful lives are as follows:

     Furniture and fixtures                      5 - 7 years
     Computers and equipment                     3 - 5 years
     Purchased Software                          3 years
     Leasehold improvements                      3-10 years

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies, continued
Property and Equipment, continued

Property and equipment are made up of the following major classes:

                                                              March  31
                                                   ----------------------------
                                                        1998             1997
                                                   ----------------------------
Property and equipment:
   Computers and technical equipment               $   754,543      $ 1,133,279
    Furniture and fixtures                             259,751          235,003
    Other                                              251,956          260,967
                                                   ----------------------------
Total property and equipment                         1,266,250        1,629,249
Accumulated depreciation                              (697,577)        (970,874)
                                                   ============================

Net property and equipment                         $   568,673      $   658,375
                                                   ============================

Capitalized Software Costs

The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for Software Development Costs". Under SFAS No. 86, software development costs incurred until technological feasibility is established are expensed as research and development. Software development costs incurred after technological feasibility is established are capitalized and amortized over the products' useful lives commencing with general release. Amortization is provided using the straight-line method over the useful life which generally is five years or less. All capitalized software is amortized on a product-by-product basis using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues with minimum amortization based on a straight-line method over the product's useful life. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs requires considerable judgment by management with respect to numerous external factors, including, but not limited to, anticipated future gross revenues, competition, estimated economic lives and changes in software and hardware technologies. Provisions for declines in the net realizable value of capitalized software costs are made in the period in which they first become determinable (See Footnote 4).

Goodwill

Goodwill represents the excess purchase price paid over the net assets acquired in the purchase of CSTI on March 31, 1997 and SAI on December 8, 1997. (See Footnote 7). Goodwill is being amortized on a straight-line basis over 10 and 7 year periods for CSTI and SAI, respectively, management's estimate of the useful life.

Revenue Recognition

Revenue derived from the sale of software and hardware products and software licensing arrangements is recognized in accordance with Statement of Position 97-2 "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants.

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies, continued

Revenue related to the multimedia business, net of allowances for returns, is recognized upon shipment. Licensing fees and royalties pursuant to licensing arrangements are recognized when the Company fulfills all its obligations in accordance with such agreements. Unearned revenue represents payments received in advance of the performance of software related services. Revenues related to development services are recorded as services are rendered and costs incurred.

The Company derives three types of revenues from the supply chain sector of the business software market. Services for time and material modifications or consulting contracts are recorded as they are rendered and related costs incurred. License fee revenue is recorded based upon the percentage-of-completion method of accounting for long-term modification and consulting contracts. Provisions for anticipated losses are made in the period in which they first become determinable. Software support contract revenue is recognized ratably over the term of the contract.

The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately six months following initial installation. As of March 31, 1998, the Company had not incurred any significant expenses related to warranty claims.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. FAS No. 123 permits a company to choose either a new fair value-based method or the current Accounting Principles Board Opinion No. 25 (APB 25) intrinsic value-based method of accounting for its stock-based compensation arrangements. The Company has elected to continue to account for its stock-based compensation plans utilizing the provisions of APB 25. FAS No. 123 requires disclosure of pro forma information regarding net income and net income per share based on fair value accounting for stock-based compensation plans. This disclosure is presented in Footnote 10.

Income Taxes

The Company accounts for income taxes under the liability method.

Net Income (Loss) Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share", which must be adopted for periods ending after December 5, 1997, including interim periods. The Company has adopted FASB No. 128 and has changed its method of computing earnings per share and has restated prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This statement also prohibits the inclusion of any potential common shares from any computation when a loss from continuing operations exists. The effect would be antidilutive. This disclosure is presented in Footnote 6.

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Policies, continued

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

Reclassification

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Segment Reporting and Comprehensive Income

In June 1997, the FASB issued Statements No. 131, "Disclosure about Segments of an Enterprise and Related Information" and No. 130 " Reporting Comprehensive Income", which must be adopted for fiscal years beginning after December 15, 1997. This statement need not be applied to interim financial statements in the initial year of its application. Once these statements are adopted, comparative information for previous years is required to be restated to comply with their reporting requirements. The Company has not yet adopted this statement. When adopted, it will affect only the presentation of financial information and will not impact the financial results.

Geographic Area of Operations

At March 31, 1998, only 8% of the Company's labor force was employed by the Company's subsidiary in St. Petersburg, Russia. On April 16, 1997, the Company sold certain multimedia assets to Davidson and Associates including the Russian labor force, as more fully explained in Footnote 6. At that time 65% of the Company's labor force had been at the St. Petersburg, Russia facility. Economic conditions in Russia, including lower wage rates and lower standards of living, allow the Company to transact business in St. Petersburg at a relatively low cost structure. Changes in the political, social, or economic stability, or significant changes in the exchange rate of the Russian Ruble would not have a significant affect on the Company's operations.

Foreign Currency Transactions

As the functional currency of the Company's foreign subsidiary is the United States dollar, the Company does not record foreign currency translation adjustments. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency and are generally included in determining net income (loss) for the period in which the exchange rate changes. Such amounts were not material for fiscal years 1998 or 1997.

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

3.   Notes Receivable from Related Parties

As part of the December 8, 1997 acquisition of Somerset Automation, Inc., (SAI) the Company entered into loan agreements with several former SAI shareholders. These 7.5% interest bearing notes are secured by the notes payable to these shareholders resulting from the same acquisition as more fully described in Footnote 9 " Long-term Debt and Lease Commitments". The notes receivable are to be repaid by offsetting amounts due from the notes payable. The balance receivable as of March 31, 1998 was $117,999 including interest.


4.   Capitalized Software Costs

Capitalized software costs represent purchased developed software resulting from the acquisitions of CSTI on March 31, 1997 and SAI on December 8, 1997. (See Footnote 7). Capitalized software is being amortized on a straight-line basis over 5 years for CSTI and SAI, which is management's estimate of the useful life.


5.   Guaranteed Minimum Royalty Receivable

On August 11, 1995, the Company entered into an Asset Purchase Agreement ("the Agreement") with Philips Media, Inc. ("Philips") to sell certain assets used by its professional CD-i operations. Receivables related to this transaction are disclosed below.

In connection with its June 1993 sale of video post-production assets, the Company holds a secured note for $800,000, interest accruing at 8.0% and compounding annually, principal plus accrued interest due on July 31, 1998 with an option to convert the note into stock of the purchaser at any time after the purchaser, in its sole discretion, reorganizes as contemplated from an S Corporation to a C Corporation. The interest rate on the note may be adjusted from time to time over the term of the obligation as interest is charged at a rate equal to the interest rate set by the purchaser's bank in its loan for the purchase of the assets. The receivable balances under this agreement are presented below:


                                                             March  31
                                                 ------------------------------
                                                      1998              1997
                                                 ------------------------------
Notes receivable, current:
   Henninger (including accrued interest)        $  1,159,893
   Philips                                                        $    250,000
                                                 ------------------------------
Total Current                                       1,159,893          250,000
                                                 ------------------------------
Long-term notes receivable
   Henninger (including accrued interest)                            1,073,600
                                                 ------------------------------
Total long-term                                                      1,073,600
                                                 ==============================

Total notes receivable                           $  1,159,893     $  1,323,600
                                                 ==============================

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements


6.   Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which must be adopted for periods ending after December 5, 1997, including interim periods. The Company has adopted FASB No. 128 and has changed its method of computing earnings per share and has restated prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This statement also prohibits the inclusion of any potential common shares from any computation when a loss from continuing operations exists. The effect would be antidilutive. The Company is reporting losses from operations and thus has not added potential common shares to the weighted average shares outstanding.

The following table sets forth the computation of basic and diluted loss per share:

                                                                       March 31
                                                            ----------------------------
                                                                 1998           1997
                                                            ----------------------------
Numerator:
Net loss                                                     $1,995,015)   $(4,409,699)
                                                            ----------------------------
Numerator for loss per common share and loss per
share-assuming dilution                                      $1,995,015)   $(4,409,699)
                                                            ============================
Denominator:
Denominator for loss per common share-weighted
average shares outstanding                                    6,656,882      4,835,353
Effect of dilutive securities:                                       *              *
                                                            ----------------------------
Denominator for diluted loss per share- adjusted
   weighted average shares                                    6,656,882      4,835,353
                                                            ============================
Loss per common share and loss per common share-
   assuming dilution                                         $     (.30)  $       (.91)
                                                            ============================

*Potential common shares are not included because they would be antidilutive. Had the numerator been a profit the potential common shares would have increased the weighted average shares outstanding by 302,898 and 43,120 shares as of the years ended March 31, 1998 and 1997. In addition, there were options to purchase 884,026 shares at exercise prices between $1.50 and $4.66 per share outstanding at March 31, 1998 that were not included in the potential common share computations because their exercise prices were greater than the average market price of the common shares. There were also warrants to purchase 599,621 shares at $3.57 and 80,000 shares at $8.25 which were outstanding at March 31, 1998, but not included in the potential common share computations because their exercise prices were greater than the average market price of common shares. These would have been antidilutive, even if a profit had been reported in the numerator. Pro forma earnings per share do not include potential common shares for the same reasons as stated above for the actual results. The weighted average shares outstanding on the pro forma's assume that shares issued for the referenced acquisitions were outstanding for the entire periods.

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements


7. Acquisition of Client Server Technologies, Inc. (CSTI), sale of select multimedia assets, and acquisition of Somerset Automation, Inc. (SAI)

On March 31, 1997, the Company acquired all of the outstanding stock of CSTI for stock, debt securities and cash valued at $3,853,060. The purchase price was composed of 1,200,000 unregistered shares of the Company's common stock valued at of $1,050,000, non-interest bearing convertible long-term notes to sellers totaling $1,945,000 discounted to a value of $1,552,069, and cash payments totaling $1,250,991. Holders of the debt securities issued in the transaction have the right to convert $945,000 of the notes into shares of common stock at a $3.00 per share conversion price in December, 1998. The transaction was accounted for under the purchase method of business combinations. As a result of the acquisition, $827,182 of goodwill was recorded which will be amortized on a straight-line basis over 10 years, and $2,200,000 of purchased research and development which was written-off at March 31, 1997.


On April 16, 1997, the Company sold certain of its multimedia assets to Davidson & Associates (Davidson) a division of Cendant, Inc. for $2,509,759 in cash. The assets that were sold include machinery and capital equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Massachusetts. The net asset value of assets transferred was $472,655. As part of the transaction, the Company amended its software development contract with Blizzard Entertainment (the Company was paid all related receivables from the contract), entered into a work-for-hire agreement with Davidson related to software engineering services, and assigned and transferred its present Concord, Massachusetts office lease to Davidson. The Gain on Sale resulting from this transaction was $2,037,104.


On December 8, 1997, the Company acquired all of the outstanding stock of SAI for stock, debt securities and cash valued at $5,557,918. The purchase price was composed of 1,958,233 unregistered shares of the Company's common stock valued at $2,313,848, long-term notes, with a stated interest rate of 7.5%, totaling $747,907, and cash payments totaling $2,496,163. The cash portion of the purchase price was netted on the Condensed Consolidated Statement of Cash Flows against $916,949 of cash held by SAI. SAI was merged into Somerset Solutions, Inc. (Somerset), a wholly owned subsidiary of the Company, at which time SAI's corporate existence terminated. The transaction was accounted for under the purchase method of business combinations. As a result of the acquisition, $394,553 of goodwill was recorded which will be amortized on a straight-line basis over 7 years, $665,323 of capitalized software was recorded and will be amortized on a straight-line basis over 5 years, and $3,094,527 of purchased research and development was written-off at December 8, 1997.

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

7. Acquisition of CSTI, sale of multimedia assets, and acquisition of SAI, continued

Supplemental pro forma results of operations for the years ended March 31, 1998 and 1997, assuming the above transactions were consummated prior to April 1, 1996, are presented below.

                                                        Pro Forma Year Ended
                                                              March 31
                                                        1998            1997
                                                   ----------------------------
Revenue:
  Services                                         $ 8,042,125      $ 6,025,245
  Software licenses                                  1,245,596        1,589,801
  Hardware and other                                   237,018          341,122
                                                   ----------------------------
Total revenue                                        9,524,739        7,956,168

Cost of sales
  Services                                           4,658,299        3,679,492
   Hardware and other                                  189,476          232,793
  Amortization of capitalized software                 189,475          177,972
                                                   ----------------------------
Total cost of sales                                  5,037,250        4,090,257
                                                   ----------------------------
Gross margin                                         4,487,489        3,865,911
Operating expenses:
  Research and development                             871,549          762,011
  General and administrative                         2,505,157        2,556,424
  Sales and marketing                                1,030,480          888,432
  Consolidation charges                                                 462,566
  Amortization of goodwill                             130,243          141,164
                                                   ----------------------------
Total operating expenses                             4,537,429        4,810,597
                                                   ----------------------------
Operating loss                                         (49,940)        (944,686)

Other income (expense):
  Interest and other income, net                       192,902          270,705
  Interest expense                                    (245,900)        (246,217)
                                                   ----------------------------
Loss before income taxes                              (102,938)        (920,198)
  Income tax (expense) benefit                         (18,000)         (36,061)
                                                   ----------------------------
Net loss                                              (120,938)        (956,259)
                                                   ============================
Loss Per Common Share:
Net loss per share
                                                          (.02)            (.12)
                                                   ============================
Weighted average shares outstanding                  7,997,846        7,990,298
                                                   ============================
Loss Per Share-Assuming Dilution:
Net loss per share
                                                          (.02)            (.12)
                                                   ============================
Weighted average shares outstanding                  7,997,846        7,990,298
                                                   ============================

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

8.   Fair Value of Financial Instruments

The estimated fair value of the company's financial instruments are as follows:

                                    March 31, 1998            March 31, 1997
                                    --------------            --------------
                                Carrying       Fair        Carrying      Fair
                                 Amount        Value        Amount       Value
                              --------------------------------------------------
Assets:
Cash and cash equivalents      $1,347,246   $1,347,246   $  760,065   $  760,065
Short-term investments            994,384      994,384      997,036      997,036
Notes and guaranteed
  royalties receivable          1,159,893    1,159,893      250,000      250,000
Long-term notes and
  guaranteed royalties
  receivables                     117,999      117,999    1,073,600    1,073,600
Notes receivable from
  related parties

Liabilities:
Notes payable to related
  parties                       1,100,797    1,100,797
Notes payable                      41,480       41,480
Long-term notes payable
   to related parties          $1,178,051   $1,178,051   $1,552,069   $1,552,069

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

Long-term notes payable to related parties are estimated by discounting the future cash flow by the estimated current rates offered to the Company for debt of the same maturities. This estimated fair value approximates the historical carrying value of these notes payable.

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

7.   Long-Term Debt and Lease Commitments:

Long-term debt to related parties consist of the following:

                                                        Year Ended March 31
                                                       1998             1997
                                                    --------------------------

1.   Convertible    unsecured    non-interest
     bearing   notes   payable   to   various
     employee    stockholders    issued    in
     connection with the acquisition of CSTI,
     with  payments   totaling  $376,185  due
     12/31/98                                       $  317,852      $  320,157

2.   Convertible secured non-interest bearing
     note   payable  to  Officer   issued  in
     connection with the acquisition of CSTI,
     with a $568,815 payment due 12/31/98 and
     12  quarterly  payments of $83,333  each
     beginning April 1, 1998.                        1,228,257       1,231,912

3.   Notes payable to various  employees at a
     7.5%  interest rate issued in connection
     with  the  acquisition  of  SAI,  with 3
     quarterly  payments due of $250,000 each
     beginning   April  1,1999  and  a  forth
     quarterly payment of $93,836 due October
     1, 2000; payments include interest.               732,738
                                                    --------------------------
Total debt to related parties                        2,278,847       1,552,069
                                                    --------------------------
Less current portion                                 1,100,797              --
                                                    --------------------------

Total long-term debt to related parties             $1,178,050      $1,552,069
                                                    ==========================

Notes 1 and 2 are convertible into common shares at $3.00 per share (conversion price) by debt holders with respect to the portion due on the notes on December 31, 1998.

Note 2 is secured by a continuing security interest in and all right, title, and interest of CSTI or the Company in collateral, provided that CSTI held such right, title, and interest to the collateral as of the closing on March 31, 1997. Collateral specifically refers to the following: (a) any right, title and interest in and to computer software developed by CSTI with improvements and enhancements added hereafter, and (b) the names and addresses of CSTI's past or present customers. "Collateral" does not include: (1) computer software hereafter developed or acquired by CSTI or Celerity that represents product functionality that is not in the CSTI computer software as of the date first written above including without limitation interfaces which may hereafter be developed to the current CSTI software; (2) any plans or processes relating to the production, sale and distribution of the Collateral; (3) any computer software or other products that incorporate or utilize any element of the Collateral pursuant to any license agreements whether now owned or hereafter acquired; or (4) the proceeds, income or royalties attributable to such computer software prior to an Event of Default. Both of the non-interest bearing long-term notes have been discounted from their face value using an assumed interest rate of 10%.

Note 3 is subject to the following prepayment provision. Within 15 days of the end of a month in which the Company receives license fees relating to Somerset warehousing software , the company will pay an aggregate amount equal to 30% of the license fee received, until the notes are paid in full. It is also subject to a security interest in and to all right, title and

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

9.   Long-Term Debt and Lease Commitments, continued:

interest of Somerset in the collateral, provided that SAI held such right and interest to the collateral as of the closing date.

Line of Credit

SAI entered into a $250,000 revolving line of credit agreement with a financial institution on February 13, 1997. The line matures in February 2002 and is secured by substantially all of Somerset's assets. Advances under the line bear interest at the bank's prime rate plus .5% ( 9% at March 31, 1998) and interest payments are made on a monthly basis. The line is also subject to an unused commitment fee of .625% per annum on the daily unused amount of the commitment. At March 31, 1998 Somerset had a current liability of $13,287 for this line.

Lease Commitments

The Company leases office space, computer hardware and office equipment under non-cancelable operating leases expiring on various dates through 2004. The Company also leases computer hardware and office equipment under capital leases which expire during Fiscal 1999. Total rent expense for operating and capital leases amounted to $ 556,429 and $ 343,448 for the years ended March 31, 1998 and 1997, respectively. At March 31, 1998, minimum annual commitments under noncancelable operating and capital leases are as follows:

                                                          Capital      Operating
                                                           leases        leases
   Fiscal year ending March 31:
   ----------------------------
        1999                                            $   28,193   $   447,987
        2000                                                             271,287
        2001                                                             212,966
        2002                                                             215,494
        2003                                                             216,796
        Thereafter                                                       216,871
                                                        ========================
        Total                                           $   28,193   $ 1,581,401
                                                        ========================


The Company sub-leases out its former office in Bethesda, Maryland under two non-cancelable operating leases. One lease runs through April 2000 and one through the end of the Company's lease in fiscal 2004. These leases require that minimum lease payments be made to the Company of $249,123 and $1,330,427, respectively.

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

10.  Capital Stock

Warrants

At March 31, 1998, the Company had outstanding warrants to purchase 597,700 shares of its common stock, as follows:

In April 1992, the Company issued Series A Warrants to purchase 492,700 shares (344,500 warrants, each of which entitles the holder to purchase 1.74 shares of Common Stock) at an exercise price of $3.57 per share through March 31, 1998. The number of shares and exercise price above are recalculations based on anti-dilutive provisions in the Warrants. These Warrants have been extended through March 31, 1999.

In April 1993, in connection with the Regulation S offering, the Company issued a warrant to purchase 80,000 shares of common stock to the placement agent at a price of $8.25 per share, exercisable for a four year period commencing April 9, 1994.

In May 1997, in connection with an agreement for investment banking services, the Company issued 25,000 warrants to purchase one share of the Company's common stock at $1.24 per share for a period of three years.

Stock Options

At March 31, 1998, the Company had outstanding options to purchase 1,794,526 shares of its Common Stock as follows:

Grants Pursuant to Employment Arrangements

During 1995, the Company granted options to purchase 330,000 shares of common stock, with a $3.898 weighted average exercise price per share, pursuant to various employment arrangements. At September 13, 1996, options to purchase 230,000 shares were canceled, and in August 1997 options to purchase 72,000 shares were cancelled. At March 31, 1998, options to purchase 28,000 shares of common stock at $3.75 per share were outstanding with expiration dates of March 31, 2006. 28,000 shares were exercisable at the $3.75 exercise price per share at March 31, 1998.

Non-Qualified Employee Stock Option Plan

In 1993, the Company adopted the Amended and Restated 1991 Non-Qualified Celerity Solutions, Inc. (Capitol Multimedia, Inc.) Employee Stock Option Plan (the Employee Plan). In August 1997, the Company amended this Employee Plan to reflect the Company name change and to permit the Company to grant options for 3,000,000 shares of common stock to its employees and consultants. Options are granted at the fair market value of the Company's common stock on the date of grant.

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

10.  Capital Stock, continued

The following table sets forth employee stock options granted, exercised, canceled, and outstanding under the Employee Plan:

                                                  Outstanding Options
                                                  -------------------
                                           Number of          Weighted Average
                                           Options            Exercise Price
                                           -----------------------------------

Balance at March 31, 1996                     416,761           $ 4.9130
   Granted                                  1,091,476             2.1770
   Canceled                                  (313,576)            4.4390

                                           -----------------------------------
Balance at March 31, 1997                  1,194,661            $ 2.5370
   Granted                                   447,000              1.3557
   Exercised                                 (27,500)             1.0800
   Expired                                   (27,450)             6.1597
   Canceled                                 (130,185)             5.7624
                                           -----------------------------------

Balance at March 31, 1998                  1,456,526             $1.8456
                                           ===================================

At March 31, 1998, 717,526 options outstanding under the Employee Plan were exercisable. There were 1,386,688 and 176,053 option shares available for grant under the Employee Plan at March 31, 1998 and 1997, respectively.

Non-Qualified Stock Option Plan for Non-Employee Directors

In 1995, the Company adopted the Amended and Restated 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (the Director Plan). In August 1997, the Company amended the Director Plan to permit the Company to grant options to purchase 600,000 shares of common stock to its non-employee directors. Grants of options to purchase 15,000 shares of common stock at fair market value are automatic upon a director's election to the Board and on the date of each subsequent annual meeting during a director's tenure. Each option granted under the Director Plan is exercisable for five years from the date of grant.


The following table sets forth non-employee director stock options granted, exercised, canceled, and outstanding under the Director Plan:


                                                  Outstanding Options
                                                  -------------------
                                           Number of          Weighted Average
                                           Options            Exercise Price
                                           -----------------------------------
Balance at March 31, 1996                    160,000             $ 3.916
   Granted                                    60,000               2.920
                                           -----------------------------------
Balance at March 31, 1997                    220,000               3.644
   Granted                                    90,000               1.550

                                           -----------------------------------
Balance at March 31, 1998                    310,000             $ 3.036
                                           ===================================

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

10.  Capital Stock, continued

At March 31, 1998, 220,000 options outstanding under the Director Plan were exercisable. There were 290,000 and 80,000 option shares available for grant under the Director Plan at March 31, 1998 and 1997, respectively.

The Financial Accounting Standards Board Statement No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation" requires disclosure of pro forma information regarding net income and net income per share based on fair value accounting for stock-based compensation plans. The following table presents weighted average price and life information about significant option groups outstanding at March 31, 1998:

                                   Shares outstanding                   Options Exercisable
                                   ------------------                   -------------------
                                       Weighted
                                       Average        Weighted                         Weighted
                                       Remaining      Average                          Average
   Range of             Number        Contractual     Exercise         Number          Exercise
Exercise Prices       Outstanding     Life (years)     Price         Exercisable        Price
---------------       -----------     ------------    --------       -----------       --------
$  .83 to $ 1.46        920,500           5.18       $  1.0105        345,500          $  .9569
$ 1.55 to $ 2.92         304,000          4.21       $  1.8322         60,000          $ 2.9200
$ 3.75 to $ 4.66         570,026          3.91       $  3.9424        560,026          $ 3.9296
-----------------------------------------------------------------------------------------------
$  .83 to $ 4.66       1,794,526          4.61       $  2.0810        965,526          $ 2.8031
===============================================================================================

Pursuant to the requirements of FAS 123, the following are the pro forma net income and net income per share for March 31, 1998 and 1997, as if the compensation expense for the option plans had been determined based on the fair value at the grant date for grants in the years then ended:

                                March 31, 1998                    March 31, 1997
                                --------------                    --------------

                        As Reported        Pro Forma      As Reported        Pro Forma
Net income (loss)     $  (1,995,015)   $  (2,406,070)   $  (4,409,699)   $  (4,795,905)
                      ================================================================
Net income per
share                 $        (.30)   $        (.36)   $        (.91)   $        (.99)
                      ================================================================

The fair value of options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                OPTIONS

                                                          1998          1997
                                                          ----          ----
         Volatility                                      1.000          .768
         Expected option life (years)                    4 yrs.        4 yrs.
         Interest rate ( risk free)                       6.00%         6.20%

Volatility was calculated on a monthly basis. The company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future. The effects on 1998 and 1997 pro forma net income and net income per share of expensing the estimated fair value of stock options and shares are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one and two years of option grants under the Company's plans.

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

11.  Income Taxes

The provision for income taxes includes a federal alternative minimum tax ("AMT") resulting from restrictions on the use of net operating loss carryforwards for AMT purposes. Significant components of deferred tax assets as of March 31 are as follows:

                                                               1998          1997
                                                           -------------------------
Deferred tax assets:
     Net operating loss carryforwards                     $ 2,927,000    $ 3,584,000
     Depreciable and amortizable assets                         8,000
     Unearned revenue                                                          3,000
     Allowance for doubtful accounts                           56,000         51,000
     Alternative minimum tax credit carryfoward                43,000         43,000
     Investment tax credit carryforwards                      281,000        281,000
     Accrued Expenses                                          57,000         43,000
                                                           -------------------------
     Total Deferred Assets                                  3,372,000      4,005,000
Deferred tax liabilities:
     Deferred Income                                                        (110,000)
     Depreciable and amortizable assets                                       (8,000)
     Cash to accrual difference from acquired companies      (188,000)       (58,000)
     Prepaid Expense                                          (24,000)       (11,000)
                                                           -------------------------
     Total Deferred Liabilities                              (212,000)      (187,000)
                                                           -------------------------
Net deferred assets:                                        3,160,000      3,818,000
Valuation allowance for net deferred tax assets            (3,160,000)    (3,818,000)
                                                          ==========================
Net deferred assets:                                      $              $
                                                          ===========================


At March 31, 1998 and 1997, the Company had Federal tax net operating loss carryforwards of $8,607,000 and $10,542,000, respectively. The valuation allowance for deferred tax assets increased by $ 658,000 from 1997 to 1998. Tax net operating loss and investment tax credit carryforwards expire in varying amounts beginning in 1998 through 2012. Tax net operating loss and tax credit carryforwards are subject to limitation in the event of certain corporate ownership changes under Internal Revenue Code Sections 382 and 383.

12.  Significant Customers

During 1998, the Company had sales of approximately $ 865,000 and $ 717,000 to two customers which represented 14% and 12% of net sales, respectively. During 1997, the Company had sales of approximately $ 673,000 and $491,000 to two customers which represented 35% and 25% of net sales, respectively.

13.  Consolidation charges

During the year ended March 31, 1997,the Company recognized $462,567 in one-time consolidation charges consisting of severance benefits and fees relating to subleasing its facilities in Maryland.

                            Celerity Solutions, Inc.
                   Notes to Consolidated Financial Statements

14.  Employee Retirement Plan

On July 1, 1989,  the Company  adopted a  401K  retirement  plan (the Retirement
Plan) that covers substantially all of the Company's employees. Each eligible employee may contribute up to 15% of their compensation, subject to certain limitations, to the retirement plan. The Company makes a matching contribution of 50% on the first 6% of the participant's elective deferral.

The Company acquired CSTI on March 31, 1997 and SAI on December 8, 1997. Each Company maintained a 401K retirement plan. The CSTI Plan was merged into the Company's plan as of April 1, 1998. The SAI plan is being merged into the Company's plan with an anticipated merger date of July 1, 1998.

Company contributions totaled $ 35,355 and $ 23,812 during the years ended March 31, 1998 and 1997, respectively.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Not applicable.
                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item is incorporated by reference to the information contained in the "Election of Directors" and "Executive Officers" sections of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained in the "Executive Compensation" section of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND
         MANAGEMENT

The information required by this item is incorporated by reference to the information contained in the "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" sections of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information contained in the "Transactions with Beneficial Owners, Directors, and Executive Officers" section of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

A list of the  exhibits  included  as part of this  report  is set  forth in the
Exhibit index which immediately precedes such exhibits and which is incorporated herein by reference.

REPORTS ON FORM 8-K

On February 11, 1998, the Company filed a Form 8-K updating Risk Factors applicable to the business. The Company believed that it was necessary to update the Risk Factors to reflect the current business situation given the transformation of the Company from a multimedia developer into a supply chain management solution provider.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

CELERITY SOLUTIONS, INC.

BY: /s/ Luda Kopeikina
    -------------------------
    Luda Kopeikina, President and
    Chief Executive Officer,
    June 24, 1998

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

NAME                                             TITLE & DATE
----                                             ------------

/s/ Luda Kopeikina                             President, CEO & Director
----------------------                         June 24, 1998
Luda Kopeikina

/s/ Edward Terino                              Chief Financial Officer
----------------------                         June 24, 1998
Edward Terino

/s/ James P. Dore                              Controller
----------------------                         June 24, 1998
James P. Dore

/s/ Robert Donaldson                           Director
----------------------                         June 24, 1998
Robert Donaldson

                                               Director
----------------------
Nico Letschert

/s/ Igor R. Razboff                            Director
----------------------                         June 24, 1998
Igor R. Razboff

/s/ Philip R. Redmond                          Director
----------------------                         June 25, 1998
Philip R. Redmond

/s/  Richard Santagati                         Director
----------------------                         June 25, 1998
Richard Santagati

                                               Director
----------------------
Alan White

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

2.4 Capitol Multimedia, Inc. - CSTI Promissory Notes dated March 31, 1997 (incorporated by reference herein to the exhibits filed with the Company's Form 8-K, dated April 11, 1997

2.5 Agreement for the Acquisition of the Outstanding Stock of CSTI by and between the Company and the Selling Shareholders of CSTI dated March 31, 1997 (incorporated by reference herein to the exhibits filed with the Company's Form 8-K dated, April 11, 1997).

2.6 Asset and Stock Purchase Agreement between Davidson & Associates, Inc. and Capitol Multimedia, Inc. (incorporated herein to the exhibit filed with the Company's Form 8-K, dated April 24, 1997).

2.7 Acquisition Agreement By and Between Celerity Solutions, Inc. ( as `Buyer") and Somerset Automation, Inc. ( as "Seller") dated Deecember 8, 1997 (incorporated herein to the exhibit filed with the Company's Form 8-K, filed December 23, 1997).

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

4.1       Specimen of Stock Certificate-Common stock

4.2       Specimen of Series A Warrant

4.3 Form of Underwriter Warrant (incorporated by reference herein to the exhibit filed with the Company's Form S-18 (or a Post-Effective Amendment thereto, Registration No. 33-45725-A).

Exhibit
Number    Exhibit Name

4.4       Form  of  Warrant  Agreement  with  Warrant  Agent   (incorporated  by
          reference herein to the exhibit filed with the Company's Form S-18 (or a Post-Effective Amendment thereto, Registration No. 33-45725-A).

4.5 Amended and Restated 1991 Non-Qualified Capitol Multimedia, Inc. Employee Stock Option Plan (incorporated by reference herein to the exhibit filed with the Company's Form 8K dated August 21, 1997, filed on September 5, 1997).

4.6 Amended and Restated 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated by reference herein to the exhibit filed with the Company's Form 8K dated September 2, 1997, filed on September 5, 1997).

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

10.44 Employment Agreement between Capitol Multimedia, Inc. and Igor Razboff (contained in Exhibit 2.1).

10.45     Employment  Agreement  between  Capitol  Multimedia,   Inc.  and  Dale
          DeSharone (contained in Exhibit 2.1).

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

Exhibit
Number    Exhibit Name

10.50 Employment Agreement between Capitol Multimedia, Inc. and Edward Terino, dated November 30, 1996 (incorporated by reference herein to the exhibits filed with the Company's Form 8-K, dated December 13,
          1996).

10.52     Severance   Agreement   with  Igor   Razboff   dated  April   25,1997(
          incorporated by reference herein to the exhibits filed with the Company's Form 10QSB for the Quarter ended June 30, 1997 , filed August 13,1997).

10.53 Severance Agreement with Dale Desharone dated April 17, 1997 ( incorporated by reference herein to the exhibits filed with the Company's Form 10QSB for the Quarter ended June 30, 1997 , filed August 13,1997)

10.54 Licencing and Distribution Agreement with Davidson & Associates, Inc. ( incorporated by reference herein to the exhibits filed with the Company's Form 10QSB for the Quarter ended June 30, 1997 , filed August 13,1997).

10.55 Software Publishing and Licensing Agreement with Broderbund Software, Inc. ( incorporated by reference herein to the exhibits filed with the Company's Form 10QSB for the Quarter ended June 30, 1997 , filed August 13,1997).

21.1      List of Celerity Solutions, Inc. Subsidiaries

23.1      Consent of Independent Auditors.

24.1      Powers of Attorney (contained on signature page hereof).

27.1      Financial Data Schedule.

99.1 Form of Indemnification Agreement as signed by directors and officers of the Company (incorporated by reference herein to the exhibit filed with the Company's Form 10-QSB, dated June 30, 1993).

99.11 Press Release " Celerity Solutions inc. acquired Somerset Automation, Inc." dated December 8, 1997 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, filed December 10, 1997).

99.14 Press Release "Capitol Multimedia, Inc. Acquires Client Server Technologies, Inc., dated March 31, 1997 (incorporated by reference herein to the exhibit filed with the Company's Form 8-K, dated April 11, 1997).

99.15 Press Release "Capitol Multimedia, Inc. Announces Extension of Series A Warrants", dated March 3, 1997 (incorporated by reference herein to the exhibits filed with the Company's Form 8-K, dated April 11, 1997).

99.16 Press Release "Capitol Multimedia, Inc. Sells Selected Multimedia Assets to Davidson & Associates, Inc., a division of CUC International, Inc. (incorporated by reference herein to the exhibits filed with the Company's Form 8-K, dated April 24, 1997).