Form 10QSB
period 1998-06-30
CELERITY SOLUTIONS INC
filed 1998-08-14
CIK 884142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1998

             [ ] Transition Report Under Section 13 or 15(d) of the
                                  Exchange Act
                       For the transition period from to

                         Commission file number: 0-20102

                            CELERITY SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)



            Delaware                                 52-1283993
-----------------------------------        -------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                Number Outstanding Shares
                Title of Class                     as of July 13, 1998
                --------------                     -------------------

     Common Stock, $.10 Par Value                       8,017,798

Transitional Small Business Disclosure Format:   Yes ___   No  _X_

                            Exhibit Index on Page 18

                            CELERITY SOLUTIONS, INC.
                                  JUNE 30, 1998
                                   FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets as of June 30, 1998
             and March 31,1998                                                 3
         Condensed Consolidated Statement of Operations for the
             three months ended June 30, 1998 and 1997                         5
         Condensed Consolidated Statements of Cash Flows for the
             three months ended June 30, 1998 and 1997                         6
         Notes to Condensed Consolidated Financial Statements                  7
ITEM 2.  Management's Discussion and Analysis or Plan of
              Operation                                                       11


PART II  OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                    18

ITEM 2.  Changes in Securities                                                18

ITEM 3.  Defaults Upon Senior Securities                                      18

ITEM 4.  Submission of Matters to a Vote of Security Holders                  18

ITEM 5.  Other Information                                                    18

ITEM 6.  Exhibits and Reports on Form 8-K                                     18

         Signatures                                                           19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                            Celerity Solutions, Inc.
                      Condensed Consolidated Balance Sheet

                                                        June 30          March 31
                                                          1998            1998
                                                      ----------------------------
Assets                                                (Unaudited)
Current assets:
   Cash and cash equivalents                         $   920,259       $ 1,347,246
   Short-term investments                                711,314           994,384
   Accounts receivable, net                            2,940,335         2,200,754
   Notes Receivable                                    1,203,500         1,159,893
   Prepaid expenses and other current assets             120,795           109,649
                                                      -----------------------------
Total current assets                                   5,896,203         5,811,926

Property and equipment:                                1,294,601         1,266,250
   Less: accumulated depreciation and amortization      (770,918)         (697,577)
                                                      -----------------------------
                                                         523,683           568,673

Notes receivable from related parties                    103,079           117,999
Capitalized software, net                                760,621           803,887
Goodwill, net                                          1,099,329         1,134,100
Other long-term assets                                     9,057             9,057
                                                      -----------------------------
Total assets                                         $ 8,391,972       $ 8,445,642
                                                      =============================


See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            Celerity Solutions, Inc.
                Condensed Consolidated Balance Sheet (continued)


                                                              June 30           March 31
                                                               1998               1998
                                                            -----------------------------
                                                            (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                $  1,685,838      $  1,287,750
   Income taxes payable                                         462,378           507,577
   Current portion of notes payable to related parties        1,096,737         1,100,797
   Unearned revenue and other current liabilities               298,672           494,640
                                                            -----------------------------
Total current liabilities                                     3,543,625         3,390,764

Notes payable to related parties                              1,078,260         1,178,051
Deferred rent                                                    67,241            70,688
                                                            -----------------------------
Total liabilities                                             4,689,126         4,639,503
                                                            -----------------------------

Shareholders' equity:
   Common stock, $.10 par value                                 884,289           884,289
   Additional paid-in capital                                18,900,290        18,900,290
   Accumulated deficit                                      (14,031,389)      (13,928,096)
                                                            -----------------------------
                                                              5,753,190         5,856,483

Less treasury stock, at cost                                 (2,050,344)       (2,050,344)
                                                            -----------------------------
Total shareholders' equity                                    3,702,846         3,806,139
                                                            -----------------------------
Total liabilities and shareholders' equity                 $  8,391,972      $  8,445,642
                                                            =============================


See accompanying notes.

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Operations

                                                     Three Months Ended
                                                          June 30
                                                    1998            1997
                                                ---------------------------
                                                   -----(Unaudited)-----
Revenue:
  Services                                     $ 1,933,570      $   796,248
  Software licenses                                531,136          122,721
  Hardware and other                               914,671
                                                ---------------------------
Total revenue                                    3,379,377          918,969

Cost of sales
  Services                                       1,398,234          524,897
  Hardware and related                             781,396
  Amortization of capitalized software              43,266           10,000
                                                ---------------------------
Total cost of sales                              2,222,896          534,897
                                                ---------------------------
Gross margin                                     1,156,481          384,072

Operating expenses:
  Research and development                         292,400          222,797
  General and administrative                       598,425          323,788
  Sales and marketing                              355,749          124,344
  Amortization of goodwill                          34,771           20,680
                                                ---------------------------
Total operating expenses                         1,281,345          691,609
                                                ---------------------------

Operating  loss                                   (124,864)        (307,537)
Other income (expense):
  Interest and other income, net                    65,444           68,797
  Interest expense                                 (63,877)         (47,652)
  Gain on sale of assets                                          2,037,104
                                                ---------------------------
Income (loss) before income taxes                 (123,297)       1,750,712
Income tax (expense) benefit                        20,000          (77,000)
                                                ===========================
Net income (loss)                              $  (103,297)     $ 1,673,712
                                                ===========================
Income (loss) Per Common Share:
Net income (loss) per share                    $    (.01)       $    .28
                                                ===========================
Weighted average shares outstanding              8,017,798        6,032,065
                                                ===========================
Income (loss) Per Share-Assuming Dilution:
Net income (loss) per share                    $    (.01)       $    .27
                                                ===========================
Weighted average shares outstanding              8,017,798        6,225,042
                                                ===========================

See accompanying notes.

                            CELERITY SOLUTIONS, INC.

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                                                     Three Months Ended
                                                                          June 30
                                                                  1998              1997
                                                               ------------------------------
                                                                  -----(Unaudited)-----
Operating Activities
Net (loss) income                                              $  (103,297)     $ 1,673,712
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation of property and equipment                         73,341           47,228
     Amortization of goodwill and developed software                78,037           30,680
     Gain on sale of assets                                                      (2,037,104)
     Changes in assets and liabilities (net of effect from
         disposition):
         Accounts receivable                                      (739,581)         (52,749)
         Prepaid expenses and other current assets                 (11,146)           2,581
         Short-term notes receivable                               (43,607)
         Long-term notes receivable and other assets                14,920           15,821
         Accounts payable and accrued liabilities                  395,590          (39,579)
         Income taxes payable                                      (45,199)
         Other current liabilities                                 (16,323)
         Notes payable to related parties                          (99,791)
         Unearned revenue and deferred rent                       (184,650)          93,588
                                                                ---------------------------
Net cash (used in) provided by operating activities               (681,706)        (265,822)

Investing Activities
Proceeds from sale of assets                                                      2,509,758
Capital expenditures                                               (28,351)         (36,745)
                                                                ---------------------------
Net cash (used in) provided by investing activities                (28,351)       2,473,013

Financing Activities
Purchases of short-term investments                                (16,930)
Proceeds from sales of short-term investments                      300,000          398,621
                                                                ---------------------------
Net cash provided by financing activities                          283,070          398,621
                                                                ---------------------------

Net (decrease) increase in cash and cash equivalents              (426,987)       2,605,812
Cash and cash equivalents at beginning of period                 1,347,246          760,065
                                                                ---------------------------
Cash and cash equivalents at end of period                      $  920,259      $ 3,365,877
                                                                ===========================

See accompanying notes.

                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Statement of Information Provided

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, have been prepared in accordance with Form 10-QSB instructions and do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 1998 of Celerity Solutions, Inc. (the "Company"), as filed with the Securities and Exchange Commission on June 29, 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's March 31, 1998 Annual Report on Form 10-KSB. The March 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.  Reclassifications

Certain amounts in the June 30, 1997 Statement of Operations and Statement of Cash Flows have been reclassified to conform to the June 30, 1998 presentation.

3.  Segment Reporting

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, which must be adopted for fiscal years beginning after December 15, 1997. This statement need not be applied to interim financial statements in the initial year of its application. Once this statement is adopted, comparative information for previous years is required to be restated to comply with the reporting requirements of FASB No. 131. The Company has not yet adopted this statement. When adopted, it will affect only the presentation of financial information and will not impact the financial results.

4. Income (loss) Per Share

In February 1997, the FASB issued Statement No. 128, Earnings per Share, which must be adopted for periods ending after December 5, 1997 including interim periods. The Company has adopted FASB No. 128 and has changed its method of computing earnings per share and has restated prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This statement also prohibits the inclusion of any potential common shares from any computation when a loss from continuing operations exists. The effect would be antidilutive. The Company is reporting a loss from operations for the three months ended June 30, 1998 and thus has not added potential common shares to the weighted average shares outstanding for that period.

                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. Income (loss) Per Share, continued

The  following  table sets forth the  computation  of basic and diluted  income
(loss) per share:

                                                            Three Months Ended
                                                       ---------------------------
                                                                June 30
                                                       ---------------------------
                                                       1998                1997
                                                       ---------------------------
Numerator:
Net income (loss)                                      $  (103,297)   $ 1,673,712
                                                       ---------------------------
Numerator  for income  (loss) per  common
share and income  (loss) per share-assuming dilution   $  (103,297)   $ 1,673,712
                                                       ===========================
Denominator:
Denominator  for  income  (loss)  per  common
share-Weighted average shares  outstanding               8,017,798      6,032,065
Effect of Dilutive securities:                                   *        192,977
                                                       ---------------------------
Denominator  for diluted  income  (loss) per share-
  Adjusted  weighted  average shares                     8,017,798      6,225,042
                                                       ===========================

Income (loss)  per common share                        $      (.01)   $       .28
                                                       ===========================

Income (loss) per common share-assuming dilution       $      (.01)   $       .27
                                                       ===========================


*Potential common shares are not included because they would be antidilutive. Had the numerator been a profit the potential common shares would have increased the weighted average shares outstanding by 597,285 shares as of the three months ended June 30, 1998. In addition, there were options to purchase 1,195,026 shares at exercise prices between $2.42 and $4.66 per share outstanding at June 30, 1998 that were not included in the potential common share computations because their exercise prices were greater than the average market price of the common shares. There were also warrants to purchase 599,621 shares at $3.57 and 2,500 shares at $2.47 which were outstanding at June 30, 1998, but not included in the potential common share computations because their exercise prices were greater than the average market price of common shares. These would have been antidilutive, even if a profit had been reported in the numerator.

5. Sale of select multimedia assets, and acquisition of Somerset Automation, Inc. (SAI)

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

                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. Sale of select multimedia assets, and acquisition of Somerset Automation, Inc. (SAI), continued

On December 8, 1997, the Company acquired all of the outstanding stock of SAI for stock, debt securities and cash valued at $5,557,918. The purchase price was composed of 1,958,233 unregistered shares of the Company's common stock valued at $2,313,848, long-term notes, with a stated interest rate of 7.5%, totaling $747,907, and cash payments totaling $2,496,163. SAI was merged into Somerset, a wholly owned subsidiary of the Company, at which time SAI's corporate existence terminated. The transaction was accounted for under the purchase method of business combinations. As a result of the acquisition, $394,553 of goodwill was recorded which will be amortized on a straight line basis over seven years, $665,323 of capitalized software was recorded and will be amortized on a straight line basis over five years, and $3,094,527 of purchased research and development was written off at December 8, 1997.

SAI's in-process technology involves rewriting, packaging and porting the software to Windows NT. The Company expects to expend $400,000 during the next 12 months in order to complete these projects. Due to the high levels of competition in the warehouse management software industry, SAI is continually working towards improving upon existing capabilities through implementation of additional product enhancements. In addition, due to the nature of the industry, SAI expects additional product platforms and/or functionalities to evolve that are currently not in development. There can be no assurance that the Company will be able to develop and market new products or product enhancements that respond to technological change or evolving industry standards, that new products will be released on schedule, or that released products will achieve any degree of market acceptance. The inability, for technological or other reasons, to successfully develop and introduce new products or product enhancements could have a material adverse effect on the Company's business and its operating results and financial condition. Supplemental pro forma revenue and cost of sales for the three months ended June 30, 1998 and 1997, assuming the above transactions were consummated prior to April 1, 1997, are presented below.

                                            Three Months Ended  June 30,
                                              1998           1997            $                %
                                             Actual        Proforma        Change           Change
                                           ---------------------------------------------------------
    Revenue                                                   -----(Unaudited)-----
  Services                                 $1,933,570     $1,719,409        214,161           12.46%
  Software licenses                           531,136        197,721        333,415          168.63%
  Hardware and other                          914,671         37,870        876,801         2315.30%
                                           ---------------------------------------------------------
Total revenue                               3,379,377      1,955,000      1,424,377           72.86%

Cost of sales
  Services                                  1,398,234        946,953        451,281           47.66%
  Hardware and other                          781,396         29,004        752,392           96.29%
  Amortization of Capitalized Software         43,266         44,494         (1,228)          (2.76)%
                                           ---------------------------------------------------------
Total cost of sales                         2,222,896      1,020,451      1,202,445          117.83%
                                           ---------------------------------------------------------
Gross Margin                               $1,156,481     $  934,549        221,932           23.75%
                                           =========================================================

                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. Licensing, Distribution, and Development Agreements

Licensing and Distribution Agreement with Davidson & Associates, Inc. Agreement entered into on July 11, 1995 with a worldwide licensed territory for six software programs and related materials based upon international folktale storybooks in a CD-ROM for Macintosh and Windows format. The Company retains all right and title to all copyrights and trademarks contained in the work. As consideration for the grant of license the Company receives one-half (1/2) of the receipts less agreed upon costs and expenses. Furthermore, Davidson shall pay the Company a non-refundable advance, against future payments resulting from localized product, in the amount of $90,000 for each localization kit accepted by Davidson. There were no revenues recognized from this agreement during the three months ended June 30, 1998 or 1997. In March 1998, the Company transferred and assigned to Davidson any and all rights in full, which the Company had under this agreement.

Publishing and Licensing Agreement with Broderbund Software, Inc. Agreement dated February 9, 1996 between the Company as developer and Broderbund as publisher for a worldwide licensed territory for two (2) titles in a CD-ROM for Macintosh and Windows format. The Company retains all right and title to all copyrights and trademarks contained in the work. As consideration for the grant of license the Company receives 30% of the receipts less agreed upon costs and expenses for sales, on-line versions, sequels, foreign language adaptations and conversions by publisher, and 50% of the receipts less agreed upon costs and expenses for OEM sales, sequels, foreign language adaptations and conversions. Furthermore, Broderbund shall pay the Company a non-refundable advance, against future payments in the amount of $100,000 for each title accepted by Broderbund. Broderbund shall also pay the Company a non-refundable advance, against future payments resulting from localized product, in the amount of $150,000 for each localization kit accepted by Broderbund. There were no revenues recognized from this agreement during the three months ended June 30, 1998 or 1997.

Development Agreement with Blizzard Entertainment (Blizzard), subsidiary of Davidson & Associates, Inc. On April 1, 1996 the Company entered into an agreement with Blizzard to develop a computer software product based upon Blizzard's WarCraft software series and to Blizzard's specifications for the Windows 95 and Macintosh operating systems. As part of the agreement the Company agrees that all rights, titles, and interest in work conceived, developed, created, obtained, or first reduced to practice for Blizzard under this agreement shall vest exclusively in Blizzard. Subject to certain termination provisions, Blizzard agrees to pay the Company a development fee of $1,250,000 to be paid out at the accomplishment of milestones. Blizzard also agrees to pay royalties to the Company as follows; 5% on net receipts from 5 million to 10 million, 7.5% on net receipts from 10 million to 15 million, and 10% on net receipts of 15 million and above. This agreement was amended on April 16, 1997 as part of the sale of certain multimedia assets to Davidson. Under this amendment, the Company discontinued all development work and agreed to halve any subsequent royalty receipts, reflecting the fact that the Company was only responsible for half of the development. The amounts payable to the Company for future milestone attainments under this agreement was $0 at June 30, 1998 and 1997, respectively. There were no costs or revenues generated under this agreement during the three months ended June 30, 1998 or 1997.

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

     In April 1997, the Company sold certain of its multimedia assets to Davidson & Associates (Davidson), a division of Cendant, Inc. The Company is focused on the business software market and has no plans to develop new multimedia products in the foreseeable future.

     In August 1997, the Company established Paragon, a limited liability company in St. Petersburg, Russia as a wholly owned subsidiary. Paragon develops software for the Company. Paragon employs 10 technical personnel some of whom were employed by the Company's subsidiary AMI, which was sold in April of 1997.

     On December 8, 1997, the Company acquired all of the outstanding stock of Somerset Automation, Inc. (SAI), a privately held warehouse management software company based in Irvine, California by means of a merger between SAI and Somerset Solutions, Inc. (Somerset), a wholly owned subsidiary of the Company. SAI is a technology leader in the warehouse management software market.

Presentation

     Since the Company's April 1997 sale of select multimedia assets to Davidson, the March 1997 acquisition of CSTI, and the December 1997 acquisition of SAI, the Company has focused principally on the business software market. Existing multimedia software titles continue to be sold through the distribution channels that were established prior to the divestiture. However, multimedia revenue represents a small fraction of the Company's revenues. Actual comparisons are discussed below. The Company has also included a supplemental discussion at the end of this section regarding pro forma revenue, a schedule of which is included in the notes to the financial statements.

Net Sales

     Revenues from services increased $1,137,322 or 142.85% for the three months ended June 30, 1998 versus the same period in 1997. This increase is mostly attributable to increases in consulting and support maintenance revenues at CSTI of $140,550 or 18.39% and the acquisition of SAI, which added $981,134 in consulting revenue.

     Revenues from software license sales increased $408,415 or 332.8% for the three months ended June 30, 1998 versus the same period in 1997. This increase is attributable to increases in license fee revenue at CSTI of $232,630 or 257.4% and the acquisition of SAI which added $208,136 in license fee revenue less a decrease in multimedia royalties of $34,351. License revenue recognition fluctuates with customer acceptance of the delivered product and product sales to new and existing customers. The Company continues to expand all phases of sales and marketing in order to generate long-term business software sales growth.

                            CELERITY SOLUTIONS, INC.

     Revenues from hardware and related sales increased $914,671 for the three months ended June 30, 1998 versus the same period in 1997. This increase is attributable to the acquisition of SAI, which from time to time resells third party software and hardware with related warehouse management system installations. Hardware sales included two large sales totaling approximately $800,000. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to attain this level in subsequent quarters for fiscal 1999.

     The level of net sales realized by the Company in any quarter is principally dependent on the portion of projects completed, the number of new software licenses sold and the number of titles shipped for published consumer software titles. The purchase of supply chain and warehouse management solutions requires a significant commitment of capital and resources on the part of the customer, the sales cycles are long and average from six to nine months. As a result, revenue recognition is subject to many risks such as budgetary cycles, changes in the business of a customer and overall economic trends that are not controllable by the Company. Quarterly results have varied significantly in the past and are likely to fluctuate in the future as a result of the timing of new orders, product development expenditures, the number and timing of new product completions, and multimedia product shipments and returns. A significant portion of the Company's operating expenses are fixed and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely and disproportionately affected. As a result of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict. The Company continues to expand all phases of sales and marketing in order to generate long-term sales growth. The Company expects that revenues in fiscal 1999 will increase above those reported for fiscal 1998, however there can be no assurances as to the extent of such increase or if revenues will increase at all.

Cost of Sales

     Cost of services are incurred in connection with the sale of supply chain and warehouse management software. Cost of services consists of costs primarily associated with consulting and implementation services that are sold as part of a total supply chain and warehouse management solution, and costs associated with providing support to customers. These costs increased $873,337 or 166.38% during the three months ended June 30, 1998 versus the same period in 1997. Cost of services as a percent of revenue from services increased 6.39% for the three months ended June 1998 versus the same period in 1997. The Company has increased its consulting staff in anticipation of growing consulting revenue. To the extent that the Company's consulting revenues do not increase at anticipated rates, the hiring of additional consultants could adversely affect the Company's gross margins. The Company expects this expense to increase in absolute dollars, but not as a percent of sales during fiscal 1999.

     Cost of sales from hardware and related increased $781,396 for the three months ended June 30, 1998 versus the same period in 1997. This increase is attributable to the acquisition of SAI, which from time to time resells third party software and hardware with related warehouse management system installations. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to attain this level in subsequent quarters for fiscal 1999. The Company expects that

                            CELERITY SOLUTIONS, INC.

hardware cost of sales as a percentage of Hardware sales will continue to average approximately 86% during the remainder of fiscal 1999, but there can be no assurance of this expectation.

     Amortization of capitalized software increased $33,266 or 332.66% during the three months ended June 30, 1998 versus the same period in 1997. This increase is attributable to the acquisition of SAI on December 8, 1997. This acquisition resulted in the recording of capitalized software, which is being amortized over five years. The actual capitalized software amortization costs for fiscal 1999 are expected to be approximately $173,000.

Research and Development

     Research and development (R&D) expenses increased $69,603 or 31.2% during the three months ended June 30, 1998 versus the same period in 1997. The Company expects R&D costs to increase in absolute dollars during fiscal 1999 as a result of an expansion of product development and integration of its supply chain and warehouse management software packages. The Company expects R&D as a percent of sales to be consistent with or lower than prior years, reflecting utilization of lower development costs provided by Paragon. The R&D projects are presented below and are grouped by each entity acquired.

     CSTI's in-process technology involves several projects. Two large projects involve a rewrite and port of the Continuum 6.0 software to Windows NT and development applets for the Internet. These projects have estimated completion dates within the next twelve months. The Company expects to expend $600,000 during the next 12 months in order to complete these projects. Approximately one-half of these costs will be completed and billed to clients as part of consulting engagements. For each installation of its technology, CSTI performs a significant amount of customization typically requiring six months and in some cases a year or more to complete. Due to the nature of the industry, the Company expects additional product platforms and/or functionalities to evolve that are currently not in development. There can be no assurance that the Company will be able to develop and market new products or product enhancements that respond to technological change or evolving industry standards, that new products will be released on schedule, or that released products will achieve any degree of market acceptance. The inability, for technological or other reasons, to successfully develop and introduce new products or product enhancements could have a material adverse effect on the Company's business and its operating results and financial condition.

     Somerset's in-process technology involves rewriting, packaging and porting the software to Windows NT. The Company expects to expend $400,000 during the next 12 months in order to complete these projects. Due to the high levels of competition in the warehouse management software industry, the Company is continually working towards improving upon existing capabilities through implementation of additional product enhancement. In addition, due to the nature of the industry, the Company expects additional product platforms and/or functionalities to evolve that are currently not in development. There can be no assurance that the Company will be able to develop and market new products or product enhancements that respond to technological change or evolving industry standards, that new products will be released on schedule, or that released products will achieve any degree of market acceptance. The inability, for technological or other reasons, to successfully develop and introduce new products or product enhancements could have a material adverse effect on the Company's business and its operating results and financial condition.

                            CELERITY SOLUTIONS, INC.


Depreciation

     Depreciation increased $26,113 or 55.29% during the three months ended June 30, 1998 versus the same period in 1997. The acquisition of SAI was responsible for $23,289 of the increase and the Company expects depreciation to continue to increase during fiscal 1999 due to this acquisition. The actual depreciation expense for fiscal 1999 is expected to be approximately $300,000.

Amortization of Goodwill

     Amortization of goodwill increased $14,091 or 68.14% during the three months ended June 30, 1998 versus the same period in 1997. The acquisition of SAI was responsible for all of the increase and the Company expects amortization of goodwill to continue to increase during fiscal 1999 due to this acquisition. The actual goodwill amortization costs for fiscal 1998 are expected to be approximately $139,000.

General and Administrative

     General and administrative expenses increased $274,637 or 84.8% during the three months ended June 30, 1998 versus the same period in 1997. Approximately $230,000 of the increase is due to the acquisition of SAI and includes their operating costs as well as increased costs incurred by the Company for management and integration of Somerset. Of the remaining increase, $15,000 resulted from an increase in investor relations related activity and $25,000 from CSTI. General and administrative expenses as a percent of sales were 17.7% and 35.2% for the three months ended June 30, 1998 and 1997, respectively. The exclusion of hardware sales from the June 30, 1998 calculation results in a percentage of only 24.2% versus the 35.2% in 1997. A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected. The Company expects general and administrative expenses to increase in absolute dollars, but to continue to decrease as a percent of sales in fiscal 1999 versus the same period in fiscal 1998.

Sales and Marketing

     Sales and marketing expense increased $231,405 or 186.1% during the three months ended June 30, 1998 versus the same period in 1997. This item includes personnel related costs, as well as, those costs related to facilities, travel, trade shows, advertising and promotions. The acquisition of SAI resulted in an increase of $178,000 while CSTI's selling and marketing expenses increased by $54,000 or 43.5%. The Company is committed to an investment in sales and marketing efforts and alliances. This investment is expected to generate an increase in future revenue. There can be no assurance that the Company will be able to realize the benefits from this investment. The Company expects sales and marketing expenses to increase in absolute dollars and as a percent of sales during fiscal 1999.

Gain on Sale of Assets

     The gain of $2,037,104 resulted from the sale of select multimedia assets to Davidson for $2,509,759 in cash. The assets sold include equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Massachusetts.

                            CELERITY SOLUTIONS, INC.


Provision for Income Taxes

     The provision for income taxes represents alternative minimum tax liabilities and state income taxes on income earned. The Company expects an effective tax rate of approximately 16% for fiscal year 1999. This rate differs from the statutory rate due to anticipated partial recognition of $4,888,000 in deferred tax assets which were fully reserved in March and June of 1998.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, cash equivalents, and short-term investments. During the three months ended June 30, 1998, cash, cash equivalents, and investments decreased $ 710,057 or 30.3% to $1,631,573. This decrease relates to $ 681,706 of cash used in operating activities (see below) and $28,351 in capital expenditures. The Company will use its working capital to finance its growth from ongoing operations and fund the continued expansion of its sales and marketing resources.

     Accounts receivable increased $739,581 or 33.61% to $2,940,335. Approximately $590,000 of this increase occurred at Somerset during the three months and represents current receivables that the company expects to receive, and $150,000 represents an unbilled receivable at CSTI which was received in July 1998.

     Accounts payable and accrued liabilities increased $395,590 or 30.72% to $1,685,838. Most of this increase came from Somerset and resulted from increases in sales of third-party hardware and software, which flow though the payable process.

     Notes payable to related parties decreased $99,791, reflecting scheduled payments being made and the subsequent shifting of other payments due from long-term to current liabilities.

     Unearned revenue decreased $184,650, reflecting the net recognition of support maintenance and license revenue fees that are greater than the receipts taken in on new yet-to-be recognized license fees.

     The Company has a note receivable classified as current that was due on July 31, 1998 totaling $1,203,500. The Company has been in discussions with the debtor and expects to receive payment within 90 days. However, any further delay in the receipt of this receivable could require the Company to obtain additional sources of financing.

     The Company believes its existing cash and cash equivalent balances, short-term investment balances, and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. However, any material acquisitions of complementary business, products or technologies could require the Company to obtain additional sources of financing.

     The Company does not currently have plans for major capital expenditures, but does have $994,927 in long-term notes payable to related parties from the acquisitions of SAI and CSTI. These notes are payable in various amounts beginning April 1, 1998 and ending January 1, 2001. The Company believes that existing cash and cash equivalent balances, short-term investment balances and potential cash flow from operations will satisfy this long-term liability.

     At June 30, 1998, the Company had outstanding Series A Warrants to purchase 599,621 shares of Common Stock at $3.57 per share. These warrants expire March 31, 1999, subject to extension by the Company. Pursuant to the redemption provision in the Warrant Agreement, the Company has the option of redeeming the warrants on an "all or nothing basis," and, given favorable market conditions, may do so. Exercise of these warrants would generate approximately $2,141,000 in cash.

     The Company continues to consider investments in or acquisitions of compatible businesses. However, there can be no assurance that the Company will make investments in or enter into business combinations with other entities. In the event that the Company engages in such transactions, it may require additional financial resources.

Pro Forma Net Sales

     The following discusses the pro forma changes in the Company's financial results assuming that the SAI acquisition and the multimedia asset sale took place prior to April 1, 1997. The Company believes that this comparison provides a more meaningful analysis of current and prior quarter results.

     Pro forma revenues from services increased $214,161 or 12.46% for the three months ended June 30, 1998 versus the same period in 1997. This increase is mostly attributable to increases at CSTI and Somerset of $140,551 or 18.4% and 57,972 or 6.3%, respectively.

     Pro forma revenues from software license sales increased $ 333,415 or 168.63% for the three months ended June 30, 1998 versus the same period in 1997. This increase is attributable to increases in license fee revenue at CSTI and Somerset of $232,630 or 257.4% and $133,136 or 177.52%, respectively, less a decrease in multimedia royalties of 32,351. License revenue recognition fluctuates with customer acceptance of the delivered product and product sales to new and existing customers.

     Pro forma revenues from hardware and other sales increased $876,801 or 2,315% for the three months ended June 30, 1998 versus the same period in 1997. This increase is attributable to Somerset which resells third party software and hardware with related warehouse management system installations. Hardware sales included two large sales totaling approximately $800,000.

Year 2000 Compliance Issues

     Many older computer systems and software products in use today were programmed with a two -digit date code field. These systems or software products need to be modified, upgraded or replaced to distinguish the year 2000 in order to avoid the possibility of erroneous results or system failures. The effects of this issue and the efforts by companies to address it are uncertain.

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

     The Company utilizes outside providers for services such as payroll processing and 401(k) benefit administration, third party vendor equipment, and various software products which may or may not be year 2000 compliant. The
Company has addressed the issue and taken steps to make sure that all such exposure is eliminated, but failure of any critical technological component to operate properly may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. The Company does not expect year 2000 related compliance costs to be material, but can not assure that such costs will be inconsequential.

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

Future Operating results, (Statutory Safe Harbor Disclosure)

     This report contains forward-looking statements. For this purpose, any statement, contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements.

     Numerous factors may affect the Company's business and its results of operations. These factors include the potential for significant fluctuations in quarterly results, dependence on new products and rapid technological change, risk of software errors or failures, the level and intensity of competition, lack of product diversification, dependence on certain distribution channels, proprietary intellectual property rights, limited operating history in the supply chain management software industry, integration of acquisitions, loss of key employees, lack of profitability, sustaining a public trading market, absence of dividends, and international operations. For a discussion of these and other factors that may affect the Company's future results, see the Form 10-KSB for March 31, 1998 filed by the Company with the SEC on June 1998 and the S-3/A filed by the Company on July 17, 1998 with the SEC.

                            CELERITY SOLUTIONS, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No Litigation.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K:

     On July 17, 1998, the Company filed a Form 8-K/A amending the Form 8-K filed December 23, 1998 for the acquisition of SAI. The Company amended the pro forma financial statements in response to a request for additional information from the SEC.

                            CELERITY SOLUTIONS, INC.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CELERITY SOLUTIONS, INC.
                                              (Registrant)


Date: August 14, 1998                         /s/  James P. Dore
                                              ------------------
                                              James P. Dore
                                              Controller (Principal Accounting
                                              Officer)

Date:  August 14, 1998                        /s/  Edward Terino
                                              ------------------
                                              Edward Terino
                                              Chief Financial Officer &
                                              Secretary / Treasurer