Form 10QSB
period 1998-09-30
CELERITY SOLUTIONS INC
filed 1998-11-16
CIK 884142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

             [ ] Transition Report Under Section 13 or 15(d) of the
                                  Exchange Act

                For the transition period from _______ to _______

                         Commission file number: 0-20102

                            CELERITY SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                       52-1283993
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation)

                          270 Bridge Street, Suite 301
                                Dedham, MA 02026
                     (Address of principal executive office)


                                 (781) 329-1900
                            Issuer's telephone number


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                Number Outstanding Shares
        Title of Class                          as of November 12, 1998
        --------------                          -------------------------

Common Stock, $.10 Par Value                          8,042,798

     Transitional Small Business Disclosure Format:    Yes [_]  No [X]

                            Exhibit Index on Page 21


                            CELERITY SOLUTIONS, INC.
                               SEPTEMBER 30, 1998
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of September 30, 1998
           and March 31,1998                                                              3
         Condensed Consolidated Statement of Operations for the
           three and six months ended September 30, 1998 and 1997                         5
         Condensed Consolidated Statements of Cash Flows for the
           six months ended September 30, 1998 and 1997                                   6
         Notes to Condensed Consolidated Financial Statements                             7

ITEM 2.  Management's Discussion and Analysis or Plan of
           Operation                                                                     12

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                               20

ITEM 2.  Changes in Securities                                                           20

ITEM 3.  Defaults Upon Senior Securities                                                 20

ITEM 4.  Submission of Matters to a Vote of Security Holders                             20

ITEM 5.  Other Information                                                               21

ITEM 6.  Exhibits and Reports on Form 8-K                                                21

         Signatures                                                                      22

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            Celerity Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                  September 30               March 31
                                                                      1998                     1998
                                                                 -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                     $ 1,345,740               $ 1,347,246
   Short-term investments                                            520,334                   994,384
   Accounts receivable, net                                        3,137,764                 2,200,754
   Notes Receivable                                                  328,900                 1,159,893
   Prepaid expenses and other current assets                         190,136                   109,649
                                                                 -------------------------------------
Total current assets                                               5,522,874                 5,811,926

Property and equipment:                                            1,437,250                 1,266,250
   Less: accumulated depreciation and amortization                  (855,336)                 (697,577)
                                                                 -------------------------------------
                                                                     581,914                   568,673

Long term notes receivable                                            37,500
Notes receivable from related parties                                100,731                   117,999
Capitalized software, net                                            717,355                   803,887
Goodwill, net                                                      1,064,558                 1,134,100
Other long-term assets                                                 9,057                     9,057
                                                                 -------------------------------------
Total assets                                                     $ 8,033,989               $ 8,445,642
                                                                 =====================================


See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            Celerity Solutions, Inc.
                Condensed Consolidated Balance Sheets (continued)
                                   (Unaudited)

                                                                  September 30               March 31
                                                                      1998                     1998
                                                                 --------------------------------------
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                      $  1,562,574             $  1,287,750
   Income taxes payable                                               427,877                  507,577
   Current portion of notes payable to related parties              1,072,604                1,100,797
   Unearned revenue and other current liabilities                     389,419                  494,640
                                                                 --------------------------------------
Total current liabilities                                           3,452,474                3,390,764

Notes payable to related parties                                      986,112                1,178,051
Deferred rent                                                          64,568                   70,688
                                                                 --------------------------------------
Total liabilities                                                   4,503,154                4,639,503
                                                                 --------------------------------------

Shareholders' equity:
   Common stock, $.10 par value                                       884,289                  884,289
   Additional paid-in capital                                      18,900,290               18,900,290
   Accumulated deficit                                            (14,203,400)             (13,928,096)
                                                                 --------------------------------------
                                                                    5,581,179                5,856,483

Less treasury stock, at cost                                       (2,050,344)              (2,050,344)
                                                                 --------------------------------------
Total shareholders' equity                                          3,530,835                3,806,139
                                                                 --------------------------------------
Total liabilities and shareholders' equity                       $  8,033,989             $  8,445,642
                                                                 ======================================


See accompanying notes.


                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Operations


                                                              Three Months Ended                 Six Months Ended
                                                                September 30                       September 30
                                                          1998              1997              1998               1997
                                                   ----------------------------------------------------------------------
                                                          -----(Unaudited)-----                -----(Unaudited)-----
Revenue:
  Services                                           $ 2,189,742        $ 1,000,672        $ 4,123,313        $ 1,796,920
  Software licenses                                      761,049            138,327          1,292,185            261,048
  Hardware and other                                     105,810                             1,020,481
                                                     --------------------------------------------------------------------
Total revenue                                          3,056,601          1,138,999          6,435,979          2,057,968

Cost of sales
  Services                                             1,596,507            578,185          2,995,404          1,103,082
  Hardware and related                                    86,881                               868,277
  Amortization of capitalized software                    43,266             10,000             86,532             20,000
                                                     --------------------------------------------------------------------
Total cost of sales                                    1,726,654            588,185          3,950,213          1,123,082
                                                     --------------------------------------------------------------------
Gross Margin                                           1,329,947            550,814          2,485,766            934,886
Operating expenses:
  Research and development                               270,565            181,579            562,965            404,376
  General and administrative                             706,900            331,177          1,305,325            654,965
  Sales and Marketing                                    483,402            205,480            839,677            329,824
  Amortization of goodwill                                34,771             20,680             69,543             41,360
                                                     --------------------------------------------------------------------
Total operating expenses                               1,495,638            738,916          2,777,510          1,430,525

Operating loss                                          (165,691)          (188,102)          (291,744)          (495,639)

Other income (expense):
  Interest and other income                               22,443             67,241             87,888            136,038
  Interest expense                                       (60,572)           (47,652)          (124,450)           (95,304)
  Gain on sale of assets                                                                                        2,037,104
                                                     --------------------------------------------------------------------
Income (loss) before income taxes                       (203,820)          (168,513)          (328,306)         1,582,199
 Income tax (expense) benefit                             33,000                813             53,000            (77,813)
                                                     --------------------------------------------------------------------
Net income (loss)                                    $  (170,820)       $  (169,326)       $  (275,306)       $ 1,504,386
                                                     ====================================================================
Income (loss) Per Common Share:
Net income (loss) per share                                 (.02)              (.03)              (.03)               .25
                                                     ====================================================================
Weighted average shares outstanding                    8,017,798          6,032,065          8,017,798          6,032,065
                                                     ====================================================================
Income (loss) Per Share-Assuming Dilution:
Net income (loss) per share                                 (.02)              (.03)              (.03)               .24
                                                     ====================================================================
Weighted average shares outstanding                    8,017,798          6,032,065          8,017,798          6,368,403
                                                     ====================================================================


See accompanying notes.


                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                      September 30
                                                                                1998                1997
                                                                            --------------------------------
Operating Activities
Net income (loss)                                                           $  (275,306)         $ 1,504,386
Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
     Depreciation of property and equipment                                     157,759              106,788
     Amortization of goodwill and developed software                            156,074               61,360
     Write-off of purchased research and development
     Gain on sale of assets                                                                       (2,037,104)
     Changes in assets and liabilities (net of effect from
         disposition):
         Accounts receivable                                                   (937,010)            (122,520)
         Prepaid expenses and other current assets                              (80,487)             (69,271)
         Short and long term notes receivable                                   793,493
         Long-term  notes  receivable  from  related  parties and
           other  assets                                                         17,268              (20,223)
         Accounts payable and accrued liabilities                               274,824              (71,479)
         Income taxes payable                                                   (79,700)
         Notes payable to related parties                                      (220,130)
         Unearned revenue, deferred rent and other current
           liabilities                                                         (111,341)              85,208
                                                                            --------------------------------
Net cash (used in) provided by operating activities                            (304,556)            (562,855)

Investing Activities
Purchase of Somerset Automation, Inc. net of cash acquired
Proceeds from sale of assets                                                                       2,509,757
Capital expenditures                                                           (171,000)            (110,287)
                                                                            --------------------------------
Net cash (used in) provided by investing activities                            (171,000)           2,399,470

Financing Activities
Purchases of short-term investments                                             (25,950)
Proceeds from sales of short-term investments                                   500,000              747,896
                                                                            --------------------------------
Net cash provided by financing activities                                       474,050              747,896
                                                                            --------------------------------

Net (decrease) increase in cash and cash equivalents                             (1,506)           2,584,511
Cash and cash equivalents at beginning of period                              1,347,246              760,065
                                                                            --------------------------------

Cash and cash equivalents at end of period                                  $ 1,345,740          $ 3,344,576
                                                                            ================================


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

2.   Reclassifications

Certain amounts in the September 30, 1997 Statement of Operations and Statement of Cash Flows have been reclassified to conform to the September 30, 1998 presentation.

3.   New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for the way public business enterprises report select information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. This statement must be adopted for fiscal years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of its application. Once this statement is adopted, comparative information for previous years is required to be restated to comply with the reporting requirements of FASB No.
131. This Statement becomes effective for the Company with its annual Form 10-KSB filing for the fiscal year ending March 31, 1999. This Statement will affect footnote disclosure but will not impact the Company's financial results.

4.   Income (loss) Per Share

In February 1997, the FASB issued Statement No. 128, "Earnings per Share", which must be adopted for periods ending after December 5, 1997 including interim periods. The Company has adopted FASB No. 128 and has changed its method of computing earnings per share and has restated prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. This statement also prohibits the inclusion of any potential common shares from any computation when a loss from continuing operations exists. The effect would be antidilutive. The Company is reporting a loss from operations for the three and six month periods ended September 30, 1998, and the three months ended September 30, 1997 and thus has not added potential common shares to the weighted average shares outstanding for those periods.


                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



4.   Income (loss) Per Share, continued

     The following  table sets forth the computation of basic and diluted income
(loss) per share:


                                                       Three Months Ended                Six Months Ended
                                                          September 30,                    September 30,
                                                   -------------------------------------------------------------
                                                    1998               1997           1998              1997
                                                   -------------------------------------------------------------
Numerator:
Net income (loss)                                  $  (170,820)    $  (169,326)    $  (275,306)    $   1,504,386
                                                   =============================================================
Numerator for income (loss) per common
share and income (loss) per share-assuming
dilution                                           $  (170,820)    $  (169,326)    $  (275,306)    $   1,504,386
                                                   =============================================================

Denominator:
Denominator for income (loss) per common
share-Weighted average shares  outstanding           8,017,798       6,032,065       8,017,798         6,032,065

Effect of Dilutive securities:
                                                             *               *               *           336,338
                                                   -------------------------------------------------------------
Denominator for diluted income (loss) per
share- Adjusted weighted average shares              8,017,798       6,032,065       8,017,798         6,368,403
                                                   =============================================================
Income (loss)  per common share                    $      (.02)    $      (.03)    $      (.03)    $         .25
                                                   =============================================================
Income (loss) per common share-assuming
dilution                                           $      (.02)    $      (.03)    $      (.03)    $         .24
                                                   =============================================================


*Potential common shares are not included because they would be antidilutive. Had the numerator been a profit the potential common shares would have increased the weighted average shares outstanding by 351,579; and 381,126 shares as of the three months ended September 30, 1998 and 1997, respectively, and by 496,599 shares for the six months ended September 30, 1998. In addition, there were options to purchase 1,193,000 shares at exercise prices between $2.469 and $4.66 per share outstanding at September 30, 1998 that were not included in the potential common share computations because their exercise prices were greater than the average market price of the common shares. There were also warrants to purchase 599,621 shares at $3.57 and 2,500 shares at $2.47 which were outstanding at September 30, 1998, but not included in the potential common share computations because their exercise prices were greater than the average market price of common shares. These would have been antidilutive, even if a profit had been reported in the numerator.

                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   Notes receivable, current

Effective July 31, 1998, the Company entered into an agreement with Henninger Media Services, Inc. ("HMSI") amending its secured promissory note dated June 30, 1993. The Company also entered into an agreement with Henninger Acquisition, L.L.C. ("HALLC") and HMSI whereby the Company assigned all rights under its secured agreement with HMSI, other than rights to payments and benefits stated below, to HALLC.

The principal and interest on the original note totaled $1,159,893 as of the March 31,1998 Balance Sheet and $1,211,759 as of the amendment. The original note was amended as follows. Upon execution of the agreements HMSI and HALLC paid the Company $845,359 and agreed to give the Company $60,000 of post-production goods and services. HMSI also agreed to pay the Company four additional separate monthly payments of Forty Thousand Dollars ($40,000) followed by 12 separate payments of Twelve Thousand Five Hundred Dollars ($12,500). The total payments to be received under these agreements including interest are $1,215,359. Payments under the above amendment and assignment have been made as scheduled through September 30, 1998.

6. Sale of select multimedia assets, and acquisition of Somerset Automation, Inc. (SAI)

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

On December 8, 1997, the Company acquired all of the outstanding stock of SAI for stock, debt securities and cash valued at $5,557,918. The purchase price was composed of 1,958,233 unregistered shares of the Company's common stock valued at $2,313,848, long-term notes, with a stated interest rate of 7.5%, totaling $747,907, and cash payments totaling $2,496,163. SAI was merged into Somerset, a wholly owned subsidiary of the Company, at which time SAI's corporate existence terminated. The transaction was accounted for under the purchase method of business combinations. As a result of the acquisition; $394,553 of goodwill was recorded and is being amortized on a straight line basis over seven years, $665,323 of capitalized software was recorded and is being amortized on a straight line basis over five years, and $3,094,527 of purchased research and development was written off at December 8, 1997.

                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. Sale of select multimedia assets, and acquisition of Somerset Automation, Inc. (SAI), continued

SAI's in-process technology involved rewriting, packaging and porting SAI's software to Windows NT. The Company expects to expend $400,000 during the next 12 months in order to complete these projects. Due to the high levels of competition in the warehouse management software industry, SAI is continually working towards improving upon existing capabilities through implementation of additional product enhancements. In addition, due to the nature of the industry, SAI expects additional product platforms and/or functionalities to evolve that are currently not in development. There can be no assurance that the Company will be able to develop and market new products or product enhancements that respond to technological change or evolving industry standards, that new products will be released on schedule, or that released products will achieve any degree of market acceptance. The inability, for technological or other reasons, to successfully develop and introduce new products or product enhancements could have a material adverse effect on the Company's business and its operating results and financial condition. Supplemental pro forma revenue and cost of sales for the three and six month periods ended Septemebr 30, 1998 and 1997, assuming the above transactions were consummated prior to April 1, 1997, are presented below.


                                                         Three Months Ended                   Six Months Ended
                                                           September 30                          September 30
                                                      1998               1997              1998               1997
                                                     Actual            Proforma            Actual            Proforma
                                                  -------------------------------------------------------------------
                                                                         -----(Unaudited)-----
Revenue

  Services                                        $2,189,742         $1,993,943         $4,123,313         $3,713,353
  Software licenses                                  761,049            438,927          1,292,185            636,647
  Hardware and other                                 105,810             51,918          1,020,481             89,788
                                                  -------------------------------------------------------------------
Total revenue                                      3,056,601          2,484,788          6,435,979          4,439,788

Cost of sales
  Services                                         1,596,507          1,039,561          2,995,404          2,031,008
  Hardware and other                                  86,881             40,965            868,277             69,969
  Amortization of Capitalized Software                43,266             43,266             86,532             86,532
                                                  -------------------------------------------------------------------
Total cost of sales                                1,726,654          1,123,792          3,950,213          2,187,509
                                                  -------------------------------------------------------------------
Gross Margin                                      $1,329,947         $1,360,996         $2,485,766         $2,252,279
                                                  ===================================================================

                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   Licensing, Distribution, and Development Agreements

Licensing and Distribution Agreement with Davidson & Associates, Inc. The Company entered into an agreement with Davidson & Associates, Inc. on July 11, 1995 pursuant to which Davidson was granted a worldwide license to distribute six software programs and related materials produced by the Company based upon international folktale storybooks in a CD-ROM for Macintosh and Windows format. The Company retains all right and title to all copyrights and trademarks contained in the works. As consideration for the grant of license the Company receives one-half (1/2) of the receipts less agreed upon costs and expenses. Furthermore, Davidson agreed to pay the Company a non-refundable advance, against future payments resulting from localized product, in the amount of $90,000 for each localization kit accepted by Davidson. There were no revenues recognized from this agreement during the three or six month periods ended September 30, 1998 or 1997. In March 1998, the Company transferred and assigned to Davidson any and all rights in full, which the Company had under this agreement.

Publishing and Licensing Agreement with Broderbund Software, Inc. The Company entered into an agreement dated February 9, 1996 with Broderbund granting a worldwide license for two (2) titles in a CD-ROM for Macintosh and Windows format. The Company retains all right and title to all copyrights and trademarks contained in the work. As consideration for the grant of license the Company will receive 30% of the receipts less agreed upon costs and expenses for sales, on-line versions, sequels, foreign language adaptations and conversions by publisher, and 50% of the receipts less agreed upon costs and expenses for OEM sales, sequels, foreign language adaptations and conversions. Furthermore, Broderbund agreed to pay the Company a non-refundable advance, against future payments in the amount of $100,000 for each title accepted by Broderbund. Broderbund also agreed to pay the Company a non-refundable advance, against future payments resulting from localized product, in the amount of $150,000 for each localization kit accepted by Broderbund. There were no revenues recognized from this agreement during the three or six month periods ended September 30, 1998 or 1997.

Development Agreement with Blizzard Entertainment (Blizzard), subsidiary of Davidson & Associates, Inc. On April 1, 1996 the Company entered into an agreement with Blizzard to develop a computer software product based upon Blizzard's WarCraft software series for the Windows 95 and Macintosh operating systems. As part of the agreement the Company agreed all rights, titles, and interest in work conceived, developed, created, obtained, or first reduced to practice for Blizzard under this agreement. Subject to certain termination provisions, Blizzard agreed to pay the Company a development fee of $1,250,000 to be paid out at the accomplishment of specified milestones. Blizzard also agreed to pay royalties to the Company as follows; 5% on net receipts from $5 million to $10 million, 7.5% on net receipts from 10 million to 15 million, and 10% on net receipts of $15 million and above. This agreement was amended on April 16, 1997 as part of the sale of certain multimedia assets to Davidson. Under this amendment, the Company discontinued all development work and agreed to halve any subsequent royalty receipts, reflecting the fact that the Company was only responsible for half of the development. The amounts payable to the Company for future milestone attainments under this agreement was $0 at September 30, 1998 and 1997, respectively. There were no costs or revenues generated under this agreement during the three or six month periods ended September 30, 1998 or 1997.

                           CELERITY SOLUTIONS, INC..


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the condensed unaudited financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly operating results may occur as a result of certain factors such as the size and timing of customer contracts and competition. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period. Statements, which are not historical facts contained in this report, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Business Developments

     During the current quarter the Company announced the signing of a multi-million dollar agreement to provide Distribution Dynamics, Inc. (DDI) with its entire suite of supply chain management software including its real-time Supply Chain Planner, Sales Order Management, Purchase Order Management, Warehouse Management and Inventory Control modules. This contract will generate consulting revenues for both CSTI and Somerset over the next two years for system configuration and implementation. DDI is a leading distributor of "C" class commodity items, including fasteners and related items to original equipment manufactures. This product suite, along with DDI's efforts to improve their business processes, will provide DDI with a comprehensive system to manage their current business divisions and the solid foundation required for future growth. The professional services and license agreements with DDI are being filed, herewith, as Exhibit 10.56.

     The Company acquired CSTI on March 31, 1997 in a transaction accounted for under the purchase method of accounting. This acquisition provided the Company an entry into the supply chain management (SCM) sector of the business software market. SCM encompasses the planning and control of material and resources from customer order entry through warehousing and logistics to customer delivery. In April 1997, the Company sold certain of its multimedia assets to Davidson. The Company is focused on the business software market and has no plans to develop new multimedia products in the foreseeable future. In August 1997, the Company established Paragon, a limited liability company in St. Petersburg, Russia as a wholly owned subsidiary. Paragon develops software for the Company. Paragon employs 10 technical personnel some of whom were employed by the Company's subsidiary AMI, which was sold in April of 1997. On December 8, 1997, the Company acquired all of the outstanding stock of Somerset Automation, Inc.
(SAI), a privately held warehouse management software company based in Irvine, California by means of a merger between SAI and Somerset Solutions, Inc. (Somerset), a wholly owned subsidiary of the Company. SAI is a technology leader in the warehouse management software market.

                            CELERITY SOLUTIONS, INC.


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

 Net Sales

     Revenues from services increased $1,189,070 or 119% and $2,326,393 or 129% for the three month and six month periods ended September 30, 1998 versus the same periods in 1997. This increase is attributable to the acquisition of SAI, which added $1,380,941 and $2,362,076 in consulting revenue, partially offset by decreases in service revenues at CSTI totaling $191,871 and $35,683 for the three months and six months ended September 30, 1998, respectively. The decrease in CSTI's revenue was attributable to the completion of several projects that incurred non-billable time during the second quarter and the delay in the start of new projects. Management expects that service revenues will increase over fiscal 1998 levels for CSTI and Somerset, however there can be no assurance as to the extent of such increase or if revenues will increase at all.

     Revenues from software license sales increased $622,722 or 450% and $1,031,137 or 395% for the three month and six month periods ended September 30, 1998 versus the same periods in 1997. This increase is attributable to increases in license fee revenue at CSTI of $361,288 or 336 % and $593,918 or 300%, and the acquisition of SAI which generated $288,170 and $496,306 in license fee revenue partially offset by a decreases in multimedia royalties of $26,736 and $59,086 for the three and six month periods ended September 30,1998, respectively. CSTI's increase is attributable in part to the recognition of license fees from a source code sale of $150,000. License revenue recognition fluctuates with customer acceptance of the delivered product, product sales to new and existing customers, and the percentage of completion calculation on sales involving consulting modifications and implementation. The Company continues to expand all phases of sales and marketing in order to generate long-term business software sales growth.

     Revenues from hardware and related sales increased $105,810 and $1,020,481 for the three and six month periods ended September 30, 1998 versus the same periods in 1997. These increases are attributable to the acquisition of SAI, which from time to time resells third party software and hardware with related warehouse management system installations. Hardware sales during the first quarter included two large sales totaling approximately $800,000. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to attain this level in subsequent quarters for fiscal 1999.

     The  level  of  net  sales  realized  by the  Company  in  any  quarter  is principally dependent on the portion of projects completed. The purchase of supply chain and warehouse management solutions requires a significant commitment of capital and resources on the part of the customer, the sales cycles are long and average from six to nine months. As a result, revenue is subject to many risks such as budgetary cycles, changes in the business of a customer and overall economic trends that are not controllable by the Company. Quarterly results have varied significantly in the past and are likely to

                            CELERITY SOLUTIONS, INC.

fluctuate in the future as a result of the timing of new orders, product development expenditures, and the number and timing of new product completions. A significant portion of the Company's operating expenses are fixed and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely and disproportionately affected. As a result of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict. The Company continues to expand all phases of sales and marketing in order to generate long-term sales growth. The Company issued a press release on November 4, 1998 stating that management expects fiscal 1999 revenues to increase over 100% from fiscal 1998, however there can be no assurances as to the extent of such increase or if revenues will increase at all.

Cost of Sales

     Cost of services are incurred in connection with the sale of supply chain and warehouse management software. Cost of services consists of costs primarily associated with consulting and implementation services that are sold as part of a total supply chain and warehouse management solution, and costs associated with providing support to customers. These costs increased $1,018,322 or 176% and $1,892,322 or 172% during the three and six month periods ended September 30, 1998 versus the same periods in 1997. Cost of services as a percent of revenue from services increased from 58% to 73% or an increase of 15% and from 62% to 73% or an increase of 11% for the three and six month periods ended September 30,1998 versus the same periods in 1997. The Company has increased its consulting staff and engaged subcontractors in anticipation of growing consulting revenue. The Company's cost of sales as a percent of sales also increased due to the completion of several projects that incurred non-billable time during the second quarter and the delay in the start of new projects. To the extent that the Company's consulting revenues do not increase at anticipated rates, the hiring of additional consultants could adversely affect the Company's gross margins. The Company expects this expense to increase in absolute dollars, but not as a percent of sales during fiscal 1999.

     Cost of sales from hardware and related sales increased $86,881 and $868,277 for the three and six month periods ended September 30, 1998 versus the same periods in 1997. This increase is attributable to the acquisition of SAI, which from time to time resells third-party software and hardware with related warehouse management system installations. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to attain this level in subsequent quarters for fiscal 1999. The Company expects that hardware cost of sales as a percentage of hardware sales will continue to average approximately 86% during the remainder of fiscal 1999, but there can be no assurance of this expectation.

     Amortization of capitalized software increased $33,266 or 333% and $66,532 or 333% during the three and six month periods ended September 30, 1998 versus the same period in 1997. This increase is attributable to the acquisition of SAI on December 8, 1997. This acquisition resulted in the recording of capitalized software, which is being amortized over five years. The actual capitalized software amortization costs for fiscal 1999 are expected to be approximately $173,000.

                            CELERITY SOLUTIONS, INC.


Research and Development

     Research and development (R&D) expenses increased $88,986 or 49% and $158,589 or 39% during the three and six month periods ended September 30, 1998 versus the same periods in 1997. R&D as a percent of sales excluding hardware sales decreased from 16% to 9% for a decrease of 7% and from 20% to 10% for a decrease of 10% for the three and six month periods ended September 30, 1998, respectively. The Company expects R&D costs to increase in absolute dollars during fiscal 1999 as a result of an expansion of product development and integration of its supply chain and warehouse management software packages. The Company expects R&D as a percent of sales to be consistent with or lower than prior years, reflecting the realization of lower development costs through increased utilization of the Company's St. Petersburg, Russia software development facility. The R&D projects are presented below and are grouped by each entity acquired.

     CSTI's in-process technology involves several projects. Two large projects involve a rewriting and porting of the Continuum 6.0 software to Windows NT and the development of applets for the Internet. These projects have estimated completion dates within the next twelve months. The Company expects to expend $500,000 in order to complete these projects. Approximately one-half of these costs will be completed and billed to clients as part of consulting engagements. For many implementations of its products, CSTI performs a significant amount of customization typically requiring six months and in some cases a year or more to complete

     Somerset's in-process technology involves rewriting, packaging and porting software to Windows NT. The Company expects to expend $400,000 during the next 12 months in order to complete these projects. Due to the high levels of competition in the warehouse management software industry, the Company is continually working towards improving upon existing capabilities through implementation of additional product enhancement.

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

General and Administrative

     General and administrative expenses increased $375,723 or 113% and $650,360 or 99% during the three and six month periods ended September 30, 1998 versus the same period in 1997. Approximately $218,000 of the increase for the three month periods and $420,000 for the six month periods were due to the acquisition of SAI and includes operating costs as well as increased costs incurred by the Company for management and integration of Somerset. Of the remaining increase, approximately $33,000 and $57,000 for the three and six month periods, respectively, resulted from an increase in investor relations related activity and $101,000 and $126,000, respectively, from CSTI. The increase at CSTI resulted from the establishment of a separate infrastructure, which was necessary for its continued growth. General and administrative expenses as a percent of sales decreased by 6% and 12% for the three and six month periods ended September 30, 1998, respectively. The exclusion of hardware sales in Fiscal 1998 results in decreases of 5% and 8%, respectively. A significant portion of the

                            CELERITY SOLUTIONS, INC.

Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected. The Company expects general and administrative expenses to increase in absolute dollars, but to continue to decrease as a percent of sales in fiscal 1999 versus the same period in fiscal 1998.

Sales and Marketing

     Sales and marketing expense increased $277,922 or 135% and $509,853 or 155% during the three and six month periods ended September 30, 1998 versus the same periods in 1997. This item includes personnel related costs, as well as, those costs related to facilities, travel, trade shows, advertising and promotions. The acquisition of SAI resulted in an increase of $226,800 and $404,996 for the three and six month periods, respectively. CSTI's selling and marketing expenses increased by $51,122 and $104,857 for the three and six month periods, respectively. The Company is committed to an investment in sales and marketing efforts and alliances. These efforts are expected to generate an increase in future revenue. There can be no assurance that the Company will be able to realize the benefits from this investment. The Company expects sales and marketing expenses to increase in absolute dollars and as a percent of sales during fiscal 1999.

Depreciation

     Depreciation increased $24,858 or 42% and $50,972 or 48% during the three and six month periods ended September 30, 1998 versus the same periods in 1997. The acquisition of SAI was responsible for increases of $31,385 and $54,674 for the three and six month periods, respectively. This was partially offset by decreases in depreciation at CSTI of $6,527 and $3,702 for the same periods. The Company expects depreciation to continue to increase during fiscal 1999 due to this acquisition. The actual depreciation expense for fiscal 1999 is expected to be approximately $300,000.

 Amortization of Goodwill

     Amortization of goodwill increased $14,091 or 68% and $28,183 or 68% during the three and six month periods ended September 30, 1998 versus the same periods in 1997. The acquisition of SAI was responsible for all of the increase and the Company expects amortization of goodwill to continue to increase during fiscal 1999 due to this acquisition. The actual goodwill amortization costs for fiscal 1999 are expected to be approximately $139,000.

Gain on Sale of Assets

     The gain of $2,037,104 resulted from the sale of select multimedia assets to Davidson for $2,509,759 in cash. The assets sold include equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Massachusetts.

                            CELERITY SOLUTIONS, INC.


Provision for Income Taxes

     The provision for income taxes represents alternative minimum tax liabilities and state income taxes on income earned. The Company expects an effective tax rate of approximately 16% for fiscal year 1999. This rate differs from the statutory rate due to anticipated partial recognition of $4,888,000 in deferred tax assets which were fully reserved in March and September of 1998.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, cash equivalents, and short-term investments. During the six months ended September 30, 1998, cash, cash equivalents, and investments decreased $475,556 or 20% to $1,866,074. This decrease relates to $ 304,556 of cash used in operating activities (see below) and $171,000 in capital expenditures. The Company will use its working capital to finance its growth from ongoing operations and fund the continued expansion of its sales and marketing resources.

     Accounts receivable increased $937,010 or 43% to $3,137,764. Approximately $317,000 and $620,000 of this increase occurred at CSTI and Somerset during the six months, respectively. The increase is attributable to projects that started near the end of the quarter which required large deposits, including approximately $400,000 due from Distribution Dynamics, Inc.

     Notes receivable decreased $793,493 or 68% because of payments related to the Henninger note receivable being received. This is discussed in Note 5 of the Notes to the Financial Statements.

     Accounts payable and accrued liabilities increased $274,824 or 21% to $1,562,574. This increase includes increases in accrued payroll and related costs as well as increases in amounts to subcontractors.

     Notes payable to related parties decreased $220,130, reflecting scheduled payments being made and the subsequent shifting of other payments due from long-term to current liabilities.

     Unearned revenue decreased $111,341, reflecting the net recognition of support maintenance and license revenue fees that are greater than the receipts taken in on new yet-to-be recognized license fees.

     In the opinion of management, existing cash and cash equivalent balances, short-term investment balances, and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. However, any material acquisitions of complementary business, products or technologies could require the Company to obtain additional sources of financing.

     The Company does not currently have plans for major capital expenditures, but does have $994,927 in long-term notes payable to related parties from the acquisitions of SAI and CSTI. These notes are payable in various amounts which began April 1, 1998 and end January 1, 2001. The Company believes that existing cash and cash equivalent balances, short-term investment balances and potential cash flow from operations will satisfy this long-term liability.

     At June 30, 1998, the Company had outstanding Series A Warrants to purchase 599,621 shares of Common Stock at $3.57 per share. These warrants expire March 31, 1999, subject to extension by the Company. Pursuant to the redemption provision in the Warrant Agreement, the Company has the option

                            CELERITY SOLUTIONS, INC.

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

     Pro forma revenues from services increased $195,799 or 10% and $409,960 or 11% for the three and six month periods ended September 30, 1998 versus the same periods in 1997. Somerset had increases of approximately $388,000 or 39% and $446,000 or 23% for the three and six month periods ended September 30, 1998. CSTI had a decrease of approximately $179,000 or 19% for the three months ended September 30, 1998 but an increase of $39,000 or 2% for six months ended
September 30, 1998 versus the same periods in 1997. The decrease in CSTI's revenue was attributable to the completion of several projects that incurred non-billable time during the second quarter and the delay in the start of new projects. Management expects that service revenues will again increase over fiscal 1998 levels for CSTI and Somerset, however there can be no assurances as to the extent of such increase or if revenues will increase at all.

     Pro forma revenues from software license sales increased $322,122 or 73% and 655,538 or 11% for the three and six month periods ending September 30, 1998 versus the same periods in 1997. CSTI had increases in license fee revenue of $361,288 or 337% and $593,918 or 300%, respectively, for the three and six month periods. CSTI's increase is attributable in part to the recognition of license fees from a source code sale of $150,000. Somerset experienced a decrease in license fee revenue in the second quarter of fiscal 1999 versus fiscal 1998 of $12,430 or 4%, but an increase for the six months ended September 30, 1998 of $120,706 or 32%. The exited multimedia business experienced decreases in both periods of $26,736 and $59,086, respectively. License revenue recognition fluctuates with customer acceptance of the delivered product, product sales to new and existing customers, and the percentage completion calculation for license contracts involving consulting modifications and implementation.

     Pro forma revenues from hardware and other sales increased $53,892 or 104% and $930,693 or 104% for the three and six month periods ended September 30, 1998 versus the same periods in 1997. This increase is attributable to Somerset which resells third party software and hardware with related warehouse management system installations. Hardware sales during the first quarter of the year included two large sales totaling approximately $800,000.

Year 2000 Compliance Issues

     Many older computer systems and software products in use today were programmed with a two -digit date code field. These systems or software products need to be modified, upgraded or replaced to distinguish the Year 2000 in order to avoid the possibility of erroneous results or system failures. The

                            CELERITY SOLUTIONS, INC.

effects of this issue and the efforts by companies to address it are uncertain. The risk for Celerity exists in four areas: systems used by the Company to run its business, systems used by the Company's vendors, potential warranty or other claims from the Company's customers, and the potential reduced spending by others companies as a result of significant information systems spending on Year 2000 issues.

     The Company has inventoried and evaluated its internal systems, equipment, and facilities and established a schedule to replace or upgrade systems that are known to be Year 2000 non-compliant. The Company utilizes outside providers for services such as payroll processing and 401(k) benefit administration, which may or may not be Year 2000 compliant. The company has requested and received from a majority of its vendors written confirmation of their knowledge of or plans for Year 2000 compliance. The Company has taken steps to make sure that its internal systems will function in the year 2000, but failure of any critical technological component to operate properly may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. The Company does not expect Year 2000 related compliance costs to be material, but can not assure that such costs will be inconsequential. The Company has not identified alternative contingency plans, but will do so as it continues to assess the Year 2000 risk.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 25, 1998 registrant held its 1998 Annual Meeting of Stockholders at the Company's corporate offices located at 200 Baker Avenue, Suite 300, Concord, Massachusetts. The following voting matters were approved at the meeting:


                                                                                        Against/                 Broker
                                                                           For          Withheld   Abstain       Non-Vote
                                                                           ---          --------   -------       --------
1.    Election of five  persons to the Board of  Directors
      to hold office until the next Annual  Meeting or until
      their  successors  have been elected and qualified or
      their earlier resignation or removal:
         Luda Kopeikina                                                  6,085,393      34,517        --            --
         Igor R. Razboff                                                 6,085,393      34,517        --            --
         Philip R. Redmond                                               6,085,393      34,517        --            --
         Richard Santigati                                               6,085,393      34,517        --            --
         Alan F. White                                                   6,085,393      34,517        --            --

2.    Ratification  and approval of an Amendment to the
      Company's  Amended and Restated 1992 Non-
      Qualified  Stock Option Plan for Non-Employee
      Directors to increase the number of stock options
      granted to purchase the Company's common stock
      as  compensation  for services as a Director from
      15,000 per year to 20,000 per year effective on
      August 25, 1998                                                    5,805,556     221,321      93,033          --

3.
      Ratification of the selection of Ernst & Young as the
      Company's outside auditors                                         6,101,410       3,500      15,000          --

                            CELERITY SOLUTIONS, INC.


ITEM 5. OTHER INFORMATION


On August 25, 1998 the Compensation Committee of the Board of Directors voted to amend the Amended and Restated 1991 Employee Stock Option Plan to change the purchase price calculation of Common Stock under each Option granted to equal the last trade price on the date of grant, if higher than the Fair Market Value of the Common Stock. The amended plan is attached as Exhibit 4.5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Number                     Description of Exhibits
------                     -----------------------


 4.5 Amended and Restated 1991 Non-Qualified Celerity Solutions, Inc. Employee Stock Option Plan

 4.6 Amended and Restate 1992 Non-Qualified Celerity Solutions, Inc. Stock Option Plan for Non-Employee Directors

10.56     License  and  Professional   Service   agreements  with   Distribution
          Dynamics, Inc. dated September 1, 1998

27.1      Financial Data Schedule


(b) Reports on Form 8-K:


          None

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CELERITY SOLUTIONS, INC.
                                              ----------------------------------
                                                    (Registrant)


Date: November 13, 1998                       /s/ James P. Dore
                                              ----------------------------------
                                                James P. Dore
                                                Controller (Principal Accounting
                                                Officer)

Date: November 13, 1998                       /s/ Edward Terino
                                              ----------------------------------
                                                Edward Terino
                                                Chief Financial Officer &
                                                Secretary / Treasurer