Form 10QSB
period 1998-12-31
CELERITY SOLUTIONS INC
filed 1999-02-16
CIK 884142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31,1998

              [  ] Transition Report Under Section 13 or 15(d) of the
                                  Exchange Act
            For the transition period from __________ to ___________

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


                                 (781) 329-1900
                            Issuer's telephone number


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                  Number Outstanding Shares
                  Title of Class                   as of February 12, 1999
                  --------------                   -----------------------
          Common Stock, $.10 Par Value                    8,067,798

          Transitional Small Business Disclosure Format: Yes ___ No _X_

                            Exhibit Index on Page 21

                            CELERITY SOLUTIONS, INC.
                                DECEMBER 31, 1998
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets as of December 31, 1998
                       and March 31,1998                                                          3
                  Condensed Consolidated Statement of Operations for the
                       three and nine months ended December 31, 1998 and 1997                     5
                  Condensed Consolidated Statements of Cash Flows for the
                       nine months ended December 31, 1998 and 1997                               6
                  Notes to Condensed Consolidated Financial Statements                            7

ITEM 2.  Management's Discussion and Analysis or Plan of
                       Operation                                                                 12


PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                       21

ITEM 2.  Changes in Securities                                                                   21

ITEM 3.  Defaults Upon Senior Securities                                                         21

ITEM 4.  Submission of Matters to a Vote of Security Holders                                     21

ITEM 5.  Other Information                                                                       21

ITEM 6.  Exhibits and Reports on Form 8-K                                                        21

                  Signatures                                                                     22

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                            Celerity Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                      December 31     March 31
                                                         1998           1998
                                                     --------------------------
Assets
Current assets:
   Cash and cash equivalents                         $   814,095    $ 1,347,246
   Short-term investments                                 10,550        994,384
   Accounts receivable, net                            3,617,046      2,200,754
   Notes Receivable                                      245,800      1,159,893
   Prepaid expenses and other current assets             147,339        109,649
                                                     --------------------------
Total current assets                                   4,834,830      5,811,926

Property and equipment:                                1,564,902      1,266,250
   Less: accumulated depreciation and amortization      (938,734)      (697,577)
                                                     --------------------------
                                                         626,168        568,673


Notes receivable from related parties                     96,981        117,999
Capitalized software, net                                834,101        803,887
Goodwill, net                                          1,029,788      1,134,100
Other long-term assets                                    83,307          9,057
                                                     --------------------------
Total assets                                         $ 7,505,175    $ 8,445,642
                                                     ==========================


See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            Celerity Solutions, Inc.
                Condensed Consolidated Balance Sheets (continued)
                                   (Unaudited)

                                                             December 31      March 31
                                                                1998            1998
                                                            ----------------------------
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                 $  1,794,418    $  1,287,750
   Income taxes payable                                          358,627         507,577
   Current portion of notes payable to related parties         1,390,739       1,100,797
   Unearned revenue and other current liabilities                278,813         494,640
                                                            ----------------------------
Total current liabilities                                      3,822,597       3,390,764

Notes payable to related parties                                 317,399       1,178,051
Deferred rent                                                     46,243          70,688
                                                            ----------------------------
Total liabilities                                              4,186,239       4,639,503
                                                            ----------------------------

Shareholders' equity:
   Common stock, $.10 par value                                  884,289         884,289
   Additional paid-in capital                                 18,856,768      18,900,290
   Accumulated deficit                                       (14,433,902)    (13,928,096)
                                                            ----------------------------
                                                               5,307,155       5,856,483

Less treasury stock, at cost                                  (1,988,219)     (2,050,344)
                                                            ----------------------------
Total shareholders' equity                                     3,318,936       3,806,139
                                                            ----------------------------
Total liabilities and shareholders' equity                  $  7,505,175    $  8,445,642
                                                            ============================


See accompanying notes.

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                                 December 31                   December 31
                                             1998           1997           1998           1997
                                         --------------------------------------------------------
Revenue:
  Services                               $ 2,236,310    $ 1,386,890    $ 6,359,623    $ 3,183,811
  Software licenses                          346,577        108,889      1,638,762        369,936
  Hardware and other                           2,508          3,236      1,022,989          3,236
                                         --------------------------------------------------------
Total revenue                              2,585,395      1,499,015      9,021,374      3,556,983

Cost of sales
  Services                                 1,427,901        799,102      4,423,305      1,902,184
  Hardware and related                         5,594                       873,871
  Amortization of capitalized software        43,266         21,089        129,798         41,088
                                         --------------------------------------------------------
Total cost of sales                        1,476,761        820,191      5,426,974      1,943,272
                                         --------------------------------------------------------
Gross margin                               1,108,634        678,824      3,594,400      1,613,711
Operating expenses:
  Research and development                   255,408        185,373        818,373        589,749
  General and administrative                 582,905        378,985      1,888,230      1,033,950
  Sales and marketing                        509,322        215,995      1,348,999        545,820
  Amortization of goodwill                    34,770         25,377        104,313         66,737
  Purchased research & development                        3,094,527                     3,094,527
                                         --------------------------------------------------------
Total operating expenses                   1,382,405      3,900,257      4,159,915      5,330,783

Operating loss                              (273,771)    (3,221,433)      (565,515)    (3,717,072)

Other income (expense):
  Interest and other income                   30,404         55,148        118,292        191,185
  Interest expense                           (56,383)       (52,830)      (180,833)      (148,134)
  Gain on sale of assets                                                                2,037,104
                                         --------------------------------------------------------
Loss before income taxes                    (299,750)    (3,219,115)      (628,056)    (1,636,917)
 Income tax (expense) benefit                 69,250        (51,500)       122,250       (129,312)
                                         --------------------------------------------------------
Net loss                                 $  (230,500)   $(3,270,615)   $  (505,806)   $(1,766,229)
                                         ========================================================
Loss per common share:
Net loss per share                       $      (.03)   $      (.50)   $      (.06)   $      (.29)
                                         ========================================================
Weighted average shares outstanding        8,035,189      6,545,599      8,023,616      6,203,243
                                         ========================================================
Loss per share-assuming dilution:
Net loss per share                       $      (.03)   $      (.50)   $      (.06)   $      (.29)
                                         ========================================================
Weighted average shares outstanding        8,035,189      6,545,599      8,023,616      6,203,243
                                         ========================================================

See accompanying notes.

                            CELERITY SOLUTIONS, INC.

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                    December 31
                                                                                1998          1997
                                                                            --------------------------
Operating Activities
Net loss                                                                    $  (505,806)   $(1,766,229)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation of property and equipment                                     241,157        174,926
     Amortization of goodwill and developed software                            234,110        107,825
     Write-off of purchased research and development                                         3,094,527
     Gain on sale of assets                                                                 (2,037,104)
     Changes in assets and liabilities (net of effect from disposition):
         Accounts receivable                                                 (1,416,292)      (165,291)
         Prepaid expenses and other current assets                              (37,690)       268,499
         Short and long term notes receivable                                   914,093        250,000
         Long-term notes receivable from related parties and other assets       (53,232)      (162,364)
         Accounts payable and accrued liabilities                               506,668        155,668
         Income taxes payable                                                  (148,950)       152,669
         Notes payable to related parties                                      (570,710)
         Unearned revenue, deferred rent and other cur. liabilities            (240,272)        33,847
                                                                            --------------------------
Net cash (used in) provided by operating activities                          (1,133,669)       106,973

Investing Activities
Purchase of Somerset Automation, Inc. net of cash acquired                                  (1,579,214)
Proceeds from sale of assets                                                                 2,509,757
Capitalized software costs                                                     (160,012)
Capital expenditures                                                           (298,652)      (139,670)
                                                                            --------------------------
Net cash (used in) provided by investing activities                            (401,919)       790,873

Financing Activities
Proceeds from sale of common stock                                               18,603         37,812
Proceeds from sales of short-term investments                                   983,834        997,036
                                                                            --------------------------
Net cash provided by financing activities                                     1,002,437      1,034,848
                                                                            --------------------------

Net (decrease) increase in cash and cash equivalents                           (533,151)     1,932,694
Cash and cash equivalents at beginning of period                              1,347,246        760,065
                                                                            --------------------------
Cash and cash equivalents at end of period                                  $   814,095    $ 2,692,759
                                                                            ==========================

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

2.   Reclassifications

Certain amounts in the December 31, 1997 Statement of Operations and Statement of Cash Flows have been reclassified to conform to the December 31, 1998 presentation.

3.   New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for the way public business enterprises report select information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. This statement must be adopted for fiscal years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of its application. Once this statement is adopted, comparative information for previous years is required to be restated to comply with the reporting requirements of FASB No.
131. This Statement becomes effective for the Company with its annual Form 10-KSB filing for the fiscal year ending March 31, 1999. This Statement will affect footnote disclosure but will not impact the Company's financial results.

4.   Loss Per Share

In February 1997, the FASB issued Statement No. 128, "Earnings per Share", which must be adopted for periods ending after December 15, 1997 including interim periods. The Company has adopted FASB No. 128 and has changed its method of computing earnings per share and has restated prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. This statement also prohibits the inclusion of any potential common shares from any computation when a loss from continuing operations exists as the effect would be antidilutive. The Company is reporting a loss from operations for the three and nine month periods ended December 31, 1998 and 1997 and thus has not added potential common shares to the weighted average shares outstanding for those periods.

                            CELERITY SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Loss Per Share, continued

The following table sets forth the computation of basic and diluted loss per share:

                                                    Three Months Ended             Nine Months Ended
                                                       December 31,                   December 31,
                                               ----------------------------------------------------------
                                                   1998           1997           1998             1997
                                               ----------------------------------------------------------
Numerator:
Net loss                                       $  (230,500)   $(3,270,615)   $  (505,806)   $  (1,766,229)
                                               ==========================================================
Numerator for loss per common share and loss
per share-assuming dilution                    $  (230,500)   $(3,270,615)   $(3,270,615)   $  (1,766,229)
                                               ==========================================================
Denominator:
Denominator for loss per common
share-weighted average shares  outstanding       8,035,189      6,545,599      8,023,616        6,203,243

Effect of Dilutive securities:
                                                         *              *              *                *
                                               ----------------------------------------------------------
Denominator for diluted loss per share-
adjusted weighted average shares                 8,035,189      6,545,599      8,023,616        6,203,243
                                               ==========================================================
Loss  per common share                         $      (.03)   $      (.50)   $      (.06)   $        (.29)
                                               ==========================================================
Loss per common share-assuming dilution        $      (.03)   $      (.50)   $      (.06)   $        (.29)
                                               ==========================================================



*Potential common shares are not included because they would be antidilutive. Had the numerator been a profit the potential common shares would have increased the weighted average shares outstanding by 159,092 and 389,318 shares as of the three months ended December 31, 1998 and 1997, respectively, and by 398,613 and 301,336 shares for the nine months ended December 31, 1998 and 1997, respectively.

In addition, there were options to purchase 1,870,000 shares at exercise prices between $1.16 and $4.66 per share outstanding at December 31, 1998 that were not included in the potential common share computation for the three months ended December 31, 1998 because their exercise prices were greater than the average market price of the common shares. There were options to purchase 1,188,000 shares at exercise prices between $2.47 and $4.66 per share outstanding at December 31, 1998 that were not included in the potential common share computation for the nine months ended December 31, 1998 because their exercise prices were greater than the average market price of the common shares. There were also warrants to purchase 599,621 shares at $3.57 and 2,500 shares at $2.47 which were outstanding at December 31, 1998, but not included in the potential common share computations because their exercise prices were greater than the average market price of common shares. These would have been antidilutive even if a profit had been reported in the numerator.

                            CELERITY SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

The principal and interest on the original note totaled $1,159,893 as of March 31,1998 and $1,211,759 as of the amendment. The original note was amended as follows. Upon execution of the agreements HMSI and HALLC paid the Company $845,359 and agreed to give the Company $60,000 of post-production goods and services. HMSI also agreed to pay the Company four additional separate monthly payments of Forty Thousand Dollars ($40,000) followed by 12 separate payments of Twelve Thousand Five Hundred Dollars ($12,500). The total payments to be received under these agreements including interest are $1,215,359. Payments under the above amendment and assignment have been made as scheduled through December 31, 1998.

6.   Notes payable to employee stockholders.

In connection with the acquisition of Client Server Technologies, Inc. ("CSTI"), the Company issued notes payable to various employee stockholders. These notes called for a total of $1,022,103 in payments to be made on December 31, 1998. The Company paid $265,828 of the amount due December 31, 1998 and renegotiated the payment of the balance over the subsequent four months.

7.   Capitalized Software Costs

The Company capitalized $35,000 of third quarter Research and Development ("R&D") costs related to the documentation of Continuum 6.1 software on Windows NT and $125,012 of third quarter R&D costs related to the documentation of WMS software on Windows NT. Both of the projects reached technological feasibility in the third quarter and will be available for general resale within the next six months.

8. Sale of select multimedia assets, and acquisition of Somerset Automation, Inc. (SAI)

On April 16, 1997, the Company sold certain of its multimedia assets to Davidson & Associates ("Davidson") a division of Cendant, Inc. for $2,509,759 in cash. The assets sold include machinery and capital equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Massachusetts. The net asset value of assets transferred was $472,655. As part of the transaction, the Company amended its software development contract with Blizzard Entertainment (the Company was paid all related receivables from the contract), entered into a work-for-hire agreement with Davidson related to software engineering services, and assigned and transferred its present Concord, Massachusetts office lease to Davidson. The gain on sale resulting from this transaction was $2,037,104.

                            CELERITY SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8. Sale of select multimedia assets, and acquisition of Somerset Automation, Inc. (SAI), continued

On December 8, 1997, the Company acquired all of the outstanding stock of SAI for stock, debt securities and cash valued at $5,557,918. The purchase price consisted of 1,958,233 unregistered shares of the Company's common stock valued at $2,313,848, long-term notes, with a stated interest rate of 7.5%, totaling $747,907, and cash payments totaling $2,496,163. SAI was merged into Somerset, a wholly owned subsidiary of the Company, at which time SAI's corporate existence terminated. The transaction was accounted for under the purchase method of business combinations. As a result of the acquisition; $394,553 of goodwill was recorded and is being amortized on a straight-line basis over seven years, $665,323 of capitalized software was recorded and is being amortized on a straight-line basis over five years, and $3,094,527 of purchased research and development was written off at December 8, 1997.

Somerset's in-process technology currently involves one project; rewriting, packaging and porting software to Windows NT. The Company expects to expend $150,000 during the next 6 months in order to complete these projects. The Unix/Oracle port project which was in-process at the time of acquisition has been completed and has achieved technological feasibility within the acquisition valuation estimates. There are no changes in our expectations of this project from the original valuation. Due to the high levels of competition in the warehouse management software industry, SAI is continually working towards improving upon existing capabilities through implementation of additional product enhancements. In addition, due to the nature of the industry, SAI expects additional product platforms and/or functionalities to evolve that are currently not in development. There can be no assurance that the Company will be able to develop and market new products or product enhancements that respond to technological change or evolving industry standards, that new products will be released on schedule, or that released products will achieve any degree of market acceptance. The inability, for technological or other reasons, to successfully develop and introduce new products or product enhancements could have a material adverse effect on the Company's business and its operating results and financial condition. Supplemental pro forma revenue and cost of sales for the three and nine month periods ended December 31, 1998 and 1997, assuming the above transactions were consummated prior to April 1, 1997, are presented below.

                                            Three Months Ended        Nine Months Ended
                                                December 31              December 31
                                             1998        1997         1998         1997
                                            Actual     Proforma      Actual      Proforma
                                         -------------------------------------------------
Revenue                                               -----(Unaudited)-----

  Services                               $2,236,310   $2,212,859   $6,359,623   $5,926,212
  Software licenses                         346,577      228,889    1,638,762      865,536
  Hardware and other                          2,508       21,872    1,022,989      111,660
                                         -------------------------------------------------
Total revenue                             2,585,395    2,463,620    9,021,374    6,903,408

Cost of sales
  Services                                1,427,901    1,280,848    4,423,305    3,337,332
  Hardware and other                          5,594                   873,871
  Amortization of Capitalized Software       43,266       43,267      129,798      129,801
                                         -------------------------------------------------
Total cost of sales                       1,476,761    1,324,115    5,426,974    3,467,133
                                         -------------------------------------------------
Gross Margin                             $1,108,634   $1,139,505   $3,594,400   $3,436,275
                                         =================================================

                            CELERITY SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   Licensing, Distribution, and Development Agreements

Licensing and Distribution Agreement with Davidson & Associates, Inc. The Company entered into an agreement with Davidson & Associates, Inc. ("Davidson") on July 11, 1995 pursuant to which Davidson was granted a worldwide license to distribute six software programs and related materials produced by the Company based upon international folktale storybooks in a CD-ROM for Macintosh and Windows format. The Company retains all right and title to all copyrights and trademarks contained in the works. As consideration for the grant of license the Company receives one-half (1/2) of the receipts less agreed upon costs and expenses. Furthermore, Davidson agreed to pay the Company a non-refundable advance, against future payments resulting from localized product, in the amount of $90,000 for each localization kit accepted by Davidson. There were no revenues recognized from this agreement during the three or nine month periods ended December 31, 1998 or 1997. In March 1998, the Company transferred and assigned to Davidson any and all rights in full for three out of the six titles under this agreement.

Publishing and Licensing Agreement with Broderbund Software, Inc. The Company entered into an agreement dated February 9, 1996 with Broderbund granting a worldwide license for two (2) titles in a CD-ROM for Macintosh and Windows format. The Company retains all right and title to all copyrights and trademarks contained in the work. As consideration for the grant of license the Company will receive 30% of the receipts less agreed upon costs and expenses for sales, on-line versions, sequels, foreign language adaptations and conversions by publisher, and 50% of the receipts less agreed upon costs and expenses for OEM sales, sequels, foreign language adaptations and conversions. Furthermore, Broderbund agreed to pay the Company a non-refundable advance, against future payments in the amount of $100,000 for each title accepted by Broderbund. Broderbund also agreed to pay the Company a non-refundable advance, against future payments resulting from localized product, in the amount of $150,000 for each localization kit accepted by Broderbund. There were no revenues recognized from this agreement during the three or nine month periods ended December 31, 1998 or 1997.

Development Agreement with Blizzard Entertainment (Blizzard), subsidiary of Davidson & Associates, Inc. On April 1, 1996 the Company entered into an agreement with Blizzard to develop a computer software product based upon Blizzard's WarCraft software series for the Windows 95 and Macintosh operating systems. As part of the agreement the Company agreed to grant Blizzard all rights, titles, and interest in work conceived, developed, created, obtained, or first reduced to practice for Blizzard under this agreement. Subject to certain termination provisions, Blizzard agreed to pay the Company a development fee of $1,250,000 to be paid out at the accomplishment of specified milestones. Blizzard also agreed to pay royalties to the Company as follows; 5% on net receipts from $5 million to $10 million, 7.5% on net receipts from 10 million to 15 million, and 10% on net receipts of $15 million and above. This agreement was amended on April 16, 1997 as part of the sale of certain multimedia assets to Davidson. Under this amendment, the Company discontinued all development work and agreed to halve any subsequent royalty receipts, reflecting the fact that the Company was only responsible for half of the development. The amounts payable to the Company for future milestone attainments under this agreement were $0 at December 31, 1998 and 1997, respectively. There were no costs or revenues generated under this agreement during the three or nine month periods ended December 31, 1998 or 1997.

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

Business Developments

     The Company acquired CSTI on March 31, 1997 in a transaction accounted for under the purchase method of accounting. This acquisition provided the Company an entry into the supply chain management ("SCM") sector of the business software market. SCM encompasses the planning and control of material and resources from customer order entry through warehousing and logistics to customer delivery. In April 1997, the Company sold certain of its multimedia assets to Davidson. The Company is focused on the business software market and has no plans to develop new multimedia products in the foreseeable future. In August 1997, the Company established Paragon, a limited liability company in St. Petersburg, Russia as a wholly owned subsidiary. Paragon develops software for the Company and employs 10 technical personnel some of whom were employed by the Company's subsidiary AMI, which was sold in April of 1997. On December 8, 1997, the Company acquired all of the outstanding stock of Somerset Automation, Inc. ("SAI"), a privately held warehouse management software company based in Irvine, California by means of a merger between SAI and Somerset Solutions, Inc. ("Somerset"), a wholly owned subsidiary of the Company.

     During the quarter ended September 30, 1998, the Company announced the signing of a multi-million dollar agreement to provide Distribution Dynamics, Inc. (DDI) with the Company's entire suite of supply chain management software including its real-time Supply Chain Planner, Sales Order Management, Purchase Order Management, Warehouse Management and Inventory Control modules. This contract will generate consulting revenues over the next two years for system configuration and implementation. DDI is a leading distributor of "C" class commodity items, including fasteners and related items to original equipment manufactures. This product suite, along with DDI's efforts to improve their business processes, will provide DDI with a comprehensive system to manage their current business divisions and the solid foundation required for future growth.

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

                            CELERITY SOLUTIONS, INC.


Net Sales

     Revenues from services increased $849,420 or 61% and $3,175,812 or 100% for the three month and nine month periods ended December 31, 1998 versus the same periods in 1997. This increase is attributable to the acquisition of SAI on December 8, 1997 which increased service revenue $960,037 and $3,322,113, but was partially offset by decreases in service revenues at CSTI totaling $110,617 and $146,301 for the three months and nine months ended December 31, 1998, respectively. The decrease in CSTI's revenue was attributable to the completion of several projects that incurred non-billable time during the second and third quarters and the delay in the start of new projects. Management expects that service revenues will continue to increase over fiscal 1998 levels for CSTI and Somerset. Management also believe that revenue from services will increase in fiscal 2000 over fiscal 1999 levels, however there can be no assurance as to the extent of such increase or if revenues will increase at all.

     Revenues from software license sales increased $237,688 or 218% and $1,268,826 or 343% for the three month and nine month periods ended December 31, 1998 versus the same periods in 1997. This increase is attributable to increases in license fee revenue at CSTI of $111,420 or 101% and $705,338 or 231%, and the acquisition of SAI on December 8, 1997 which generated increases of $127,407 or 43% and $623,713 or 210% in license fee revenue, partially offset by decreases in multimedia royalties of $1,139 and $60,225 for the three and nine month periods ended December 31,1998, respectively. CSTI's increase is attributable in part to the recognition of license fees from a source code sale of $150,000 in the second quarter and percentage of completion recognition of license fees in the third quarter. License revenue recognition fluctuates with customer acceptance of the delivered product, product sales to new and existing customers, and the percentage of completion calculation on sales involving consulting modifications and implementation. The Company continues to expand all phases of sales and marketing in order to generate long-term business software sales growth, however there can be no assurance as to the extent of such increase or if revenues will increase at all.

     Revenues from hardware and related sales decreased $728 or 23% for the three months ended December 31, 1998 versus 1997, but increased $1,019,753 for the nine months ended December 31, 1998 versus 1997. These changes are attributable to the acquisition of SAI, which from time to time resells third party software and hardware with related warehouse management system installations at the customer's request. Hardware sales during the first quarter of fiscal 1999 included two large sales totaling approximately $800,000. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to attain this level in subsequent quarters for fiscal 1999.

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

                            CELERITY SOLUTIONS, INC.

of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict. The Company continues to expand all phases of sales and marketing in order to generate long-term sales growth.

Cost of Sales

     Cost of services are incurred in connection with the sale of supply chain and warehouse management software. Cost of services consists of costs primarily associated with consulting and implementation services that are sold as part of a total supply chain and warehouse management solution, and costs associated with providing support to customers. These costs increased $628,799 or 79% and $2,521,121 or 133% during the three and nine month periods ended December 31, 1998 versus the same periods in 1997. Cost of services as a percent of revenue from services increased from 58% to 64% or an increase of 6% and from 60% to 70% or an increase of 10% for the three and nine month periods ended December 31,1998 versus the same periods in 1997. The Company has increased its consulting staff and engaged subcontractors in anticipation of growing consulting revenue. The Company's cost of sales as a percent of sales also increased due to the completion of several projects that incurred non-billable time during the second and third quarters and the delay in the start of new projects. To the extent that the Company's consulting revenues do not increase at anticipated rates, the cost of these additional consultants could adversely affect the Company's gross margins. The Company expects this expense to increase in absolute dollars but to decrease as a percent of sales during the quarter ended March 31, 1999. For the year ending March 31, 1999, management expects this expense to increase in absolute dollars and as a percent of sales versus fiscal 1998. In fiscal 2000, management believes that costs of sales will increase in absolute dollars, but that it will decrease as a percentage of sales when compare with fiscal 1999.

     Cost of sales from hardware and related sales increased $5,594 and $873,871 for the three and nine month periods ended December 31, 1998 versus the same periods in 1997. This increase is attributable to the acquisition of SAI, which from time to time resells third-party software and hardware with related warehouse management system installations. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to attain this level in subsequent quarters for fiscal 1999. The Company expects that hardware cost of sales as a percentage of hardware sales will continue to average approximately 86% during the remainder of fiscal 1999, but there can be no assurance of this expectation.

     Amortization of capitalized software increased $22,177 or 105% and $88,710 or 216% during the three and nine month periods ended December 31, 1998 versus the same period in 1997. This increase is attributable to the acquisition of SAI on December 8, 1997. This acquisition resulted in the recording of capitalized software, which is being amortized over five years. The actual capitalized software amortization costs for fiscal 1999 are expected to be approximately $173,000.

                            CELERITY SOLUTIONS, INC.


Research and Development

     Research and development (R&D) expenses increased $70,035 or 38% and $228,624 or 39% during the three and nine month periods ended December 31, 1998 versus the same periods in 1997. R&D as a percent of sales excluding hardware sales decreased from 12% to 10% for a decrease of 2% and from 17% to 10% for a decrease of 7% for the three and nine month periods ended December 31, 1998, respectively. The Company capitalized $35,000 of third quarter R&D costs related to the documentation of Continuum 6.1 software on Windows NT and $125,012 of third quarter R&D costs related to documentation of the Windows NT version of the WMS software. Both of the projects reached technological feasibility in the third quarter and will be available for general resale within the next nine months. The Company expects R&D costs to increase in absolute dollars during fiscal 1999 as a result of an expansion of product development and integration of its supply chain and warehouse management software packages. The Company expects R&D as a percent of sales for the fourth quarter to be consistent with or lower than prior years, reflecting the realization of lower development costs through increased utilization of the Company's St. Petersburg, Russia software development facility. In fiscal 2000, management expects R&D costs to increase as a percentage of sales over fiscal 1999.

In-process R&D projects are presented below and are grouped by each entity acquired.

     CSTI's in-process technology currently involves one project, which is rewriting and porting of the Continuum 6.0 software to Windows NT. The Company expects to expend $100,000 in order to complete this project, which is within estimates utilized for valuation purposes at the time of acquisition. This project is expected to be complete within three months. Approximately one-half of these costs will be completed and billed to clients as part of consulting engagements. The other three in-process projects at the time of acquisition have been completed. The development of applets for the Internet did not achieve technological feasibility and was not continued. This project involved approximately $90,000 in development costs and is not considered material. The other two in-process projects were the development of the DRP software package and the porting of the software onto the Sun Solaris plarform. Both of these projects were completed and achieved technological feasibility within the original estimates used in the acquisition valuation. There are no changes in the Company's expectations of these projects from the original valuation.

     Somerset's in-process technology currently involves one project; rewriting, packaging and porting software to Windows NT. The Company expects to expend $150,000 during the next 6 months in order to complete this project. The Unix/Oracle port project which was in-process at the time of acquisition has been completed and has achieved technological feasibility within the acquisition valuation estimates. There are no changes in the Company's expectations of this project from the original valuation. Due to the high levels of competition in the warehouse management software industry, the Company is continually working towards improving upon existing capabilities through implementation of additional product enhancement.

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

                            CELERITY SOLUTIONS, INC.


General and Administrative

     General and administrative( "G&A") expenses increased $203,920 or 54% and $854,280 or 83% during the three and nine month periods ended December 31, 1998 versus the same periods in 1997. Approximately $100,000 and $551,000 of the increases for the three and nine month periods ended December 31,1998 were due to the acquisition of SAI and include operating costs as well as increased costs incurred by the Company for management and integration of Somerset. Of the remaining increase, approximately $8,000 and $69,000 for the three and nine month periods, respectively, resulted from an increase in investor relations related activity and $96,000 and $234,000, respectively, from an increase in G&A staffing and related expenses, including recruiting fees. General and administrative expenses as a percent of sales decreased by 3% and 8% for the three and nine month periods ended December 31, 1998 versus the same periods in fiscal 1998, respectively. If you exclude hardware sales from total revenue the decreases are 3% and 6%, respectively. A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected. The Company expects general and administrative expenses to increase in absolute dollars, but to continue to decrease as a percent of sales in fiscal 1999 versus the same period in fiscal 1998. Management believes that these costs will remain constant or slightly decrease in fiscal 2000 over fiscal 1999 in absolute dollars and as a percentage of sales.

Sales and Marketing

     Sales and marketing expenses increased $293,327 or 136% and $803,179 or 147% during the three and nine month periods ended December 31, 1998 versus the same periods in 1997. This item includes personnel related costs, as well as those costs related to facilities, travel, trade shows, advertising and promotions. The acquisition of SAI resulted in increases in sales and marketing of $181,679 and $586,675 for the three and nine month periods, respectively. CSTI's selling and marketing expenses increased by $112,837 and $216,504 for the three and nine month periods, respectively. Sales and marketing as a percentage of sales (excluding hardware revenue) increased from 14% to 20% and 15% to 17% for the three and nine month periods ended December 31, 1998 versus 1997, respectively. The Company is committed to an investment in sales and marketing efforts, as well as the development of third party distribution channels and alliances. These efforts are expected to generate an increase in future revenue. There can be no assurance that the Company will be able to realize the benefits from this investment. The Company expects sales and marketing expenses to increase in absolute dollars and as a percent of sales during fiscal 1999.

Depreciation

     Depreciation increased $15,050 or 22% and $66,022 or 38% during the three and nine month periods ended December 31, 1998 versus the same periods in 1997. The acquisition of SAI was responsible for increases of $18,006 and $72,680 for the three and nine month periods, respectively. This was partially offset by decreases in depreciation at CSTI of $2,955 and $6,659 for the same periods. The Company expects depreciation to continue to increase during fiscal 1999 due to this acquisition. The actual depreciation expense for fiscal 1999 is expected to be approximately $320,000.

                            CELERITY SOLUTIONS, INC.


Amortization of Goodwill

     Amortization of goodwill increased $9,393 or 37% and $37,576 or 56% during the three and nine month periods ended December 31, 1998 versus the same periods in 1997. The acquisition of SAI was responsible for all of the increase and the Company expects amortization of goodwill to continue to increase during fiscal 1999 due to this acquisition. The actual goodwill amortization costs for fiscal 1999 are expected to be approximately $139,000.

Gain on Sale of Assets

     The gain of $2,037,104 in fiscal 1998 resulted from the sale of select multimedia assets to Davidson for $2,509,759 in cash. The assets sold included equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Massachusetts.

Provision for Income Taxes

     The provision for income taxes is a benefit arising from the reconciliation of current and deferred income tax liabilities on the books of Somerset at the time of acquisition. These deferrals and liabilities were related to an amendment to their prior year return, as well as their final short year tax return. This benefit was decreased by calculations of alternative minimum tax liabilities and state income taxes. The Company expects an effective tax rate of approximately 16% for fiscal year 1999. This rate differs from the statutory rate due to anticipated partial recognition of $4,888,000 in deferred tax assets, which were fully reserved in March and December of 1998.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, cash equivalents, and short-term investments. During the nine months ended December 31, 1998, cash, cash equivalents, and investments decreased $1,516,985 or 65% to $824,645. This decrease relates to $1,076,924 of cash used in operating activities (see below), $298,652 in capital expenditures, and $160,012 in capitalized software costs, partially offset from an issuance of common stock for $18,603. The Company intends to use its working capital to finance its growth from ongoing operations and fund the continued expansion of its sales and marketing resources.

     Accounts   receivable   increased   $1,416,292   or  64%   to   $3,617,046.
Approximately $247,000 and $1,169,000 of this increase occurred at CSTI and Somerset, respectively during the nine months. The CSTI increase reflects license fees and support contracts billed at the end of December 1998, and increases associated with an increase in billings related to the DDI project. The Somerset increase is the result of outstanding collections on several large accounts. As of December 31, 1998 the company had approximately $797,000 in receivables net of reserves over 90 days outstanding. Management is currently in negotiations to collect these balances and expects to collect the overdue portions. There can be no assurance that these amounts will be collected in their entirety.

     Notes receivable decreased $914,093 or 79% because of payments related to the Henninger note. This is discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

                            CELERITY SOLUTIONS, INC.

Accounts payable and accrued liabilities increased $506,668 or 39% to $506,668. This increase includes increases in accrued payroll and related costs, accrued interest on notes to related parties, and increases in amounts due to subcontractors. Long term and short term notes payable to related parties decreased $570,710, reflecting scheduled payments being made.

Unearned revenue decreased $215,827, reflecting the net recognition of support maintenance and license revenue fees that are greater than the receipts taken in on new yet-to-be recognized license fees. This decrease was also partially caused by a decrease in renewals of the Company's support maintenance agreements, which were on its older platforms and are being replaced by the new NT and UNIX versions.

In the opinion of management, existing cash and cash equivalent balances, short-term investment balances, and cash generated from operations will satisfy the Company's working capital needs, investment in research and development and sales and marketing needs, as well as its capital expenditure requirements for the next twelve months. However, the Company has experienced a slowdown in the collection of certain receivables, which if not collected in the next quarter would adversely affect the Company's liquidity. The Company is currently in negotiations to collect these past due receivables. Further, the Company is in the process of establishing a line of credit secured by its assets, and it anticipates having the line in place in sufficient time to meet the timing issues of its working capital requirements. Neither, the collection of a major portion of the past due receivables, nor the establishment of a line of credit can be assured. If neither were to occur it would adversely affect the Company's liquidity, and it would constrain the Company's ability to grow revenues, unless other alternatives are developed. As disclosed in "Note 6" on page 9, the Company has already renegotiated a portion of the payments due on December 31, 1998 and may have to renegotiate these payments again. In addition, any material acquisitions of complementary business, products or technologies would require the Company to obtain additional sources of financing.

The Company does not currently have plans for major capital expenditures, but does have $317,399 in long-term notes payable to related parties from the acquisitions of SAI and CSTI. These notes are payable in various amounts beginning on April 1, 1998 and ending on January 1, 2001. The Company believes that existing cash and cash equivalent balances, short-term investment balances and potential cash flow from operations will be sufficient to satisfy this long-term liability.

As of June 30, 1998, the Company had outstanding Series A Warrants to purchase 599,621 shares of Common Stock at $3.57 per share. These warrants expire March 31, 1999, subject to extension by the Company. Pursuant to the redemption provision in the Warrant Agreement, the Company has the option of redeeming the warrants on an "all or nothing basis," and, given favorable market conditions, may do so. Exercise of these warrants would generate approximately $2,141,000 in cash.

The Company continues to consider investments in or acquisitions of compatible businesses. However, there can be no assurance that the Company will make investments in or enter into business combinations with other entities. In the event that the Company engages in such transactions, it will require additional financial resources.

                            CELERITY SOLUTIONS, INC.


Pro Forma Net Sales

     The following discusses the pro forma changes in the Company's financial results assuming that the SAI acquisition and the multimedia asset sale took place prior to April 1, 1997. The Company believes that this comparison provides a more meaningful analysis of current and prior quarter results.

Pro forma revenues from services increased $23,451 or 1% and $433,411 or 7% for the three and nine month periods ended December 31, 1998 versus the same periods in 1997. Somerset had increases of approximately $134,000 or 12% and $580,000 or 19% for the three and nine month periods ended December 31, 1998. CSTI had decreases of approximately $101,000 or 10% and $139,685 or 5% for the three and nine month periods ended December 31, 1998 versus the same periods in 1997, respectively. The decrease in CSTI's revenue was attributable to the completion of several projects that incurred non-billable time during the second and third quarters and the delay in the start of new projects. Management expects that service revenues will again increase over fiscal 1998 levels for CSTI and Somerset, however there can be no assurances as to the extent of such increase or if revenues will increase at all.

Pro forma revenues from software license sales increased $117,688 or 51% and 773,226 or 89% for the three and nine month periods ending December 31, 1998 versus the same periods in 1997. CSTI had approximate increases in license fee revenue of $111,000 or 103% and $705,000 or 230%, respectively, for the three and nine month periods. CSTI's increase is attributable in part to the recognition of license fees from a source code sale of $150,000 in the second quarter. Somerset experienced approximate increases in license fee revenue of $7,000 or 6% and $128,000 or 26% respectively, for the three and nine month periods ended December 31, 1998 versus 1997. The exited multimedia business experienced decreases in both periods of approximately $1,000 and $60,000, respectively. License revenue recognition fluctuates with customer acceptance of the delivered product, product sales to new and existing customers, and the percentage completion calculation for license contracts involving consulting modifications and implementation.

Pro forma revenues from hardware and other sales decreased $19,364 or 89% for the three months ended December 31, 1998, but increased $911,329 or 816% for the nine month period ended December 31, 1998 versus the same periods in 1997. This decrease and increase are attributable to Somerset which resells third party software and hardware with related warehouse management system installations. Hardware sales during the first quarter of the year included two large sales totaling approximately $800,000.

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

                            CELERITY SOLUTIONS, INC.

     The Company has inventoried and evaluated its internal systems, equipment, and facilities and established a schedule to replace or upgrade systems that are known to be Year 2000 non-compliant. The Company utilizes outside providers for services such as payroll processing and 401(k) benefit administration, which may or may not be Year 2000 compliant. The company has requested and received from a majority of its vendors written confirmation of their knowledge of or plans for Year 2000 compliance. The Company has taken steps to make sure that its internal systems will function in the year 2000, but failure of any critical technological component to operate properly may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. The company's Year 2000 costs cost to date have not been material. The Company does not expect future Year 2000 related compliance costs to be material, but can not assure that such costs will be inconsequential. The Company has not identified alternative contingency plans, but will do so as it continues to assess the Year 2000 risk.

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

Future Operating results, (Statutory Safe Harbor Disclosure)

This report contains forward-looking statements. For this purpose, any statement, contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes","anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements.

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

27.1                       Financial Data Schedule


(b) Reports on Form 8-K:


       None

                            CELERITY SOLUTIONS, INC.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CELERITY SOLUTIONS, INC.
                                                  (Registrant)


Date: February 16, 1999                     /s/ James P. Dore
                                           ------------------------------------
                                                James P. Dore
                                                Controller (Principal Accounting
                                                Officer)

Date:  February 16, 1999                   /s/ Edward Terino
                                           -------------------------------------
                                               Edward Terino
                                               Chief Financial Officer &
                                               Secretary / Treasurer