Form 10KSB
period 1999-03-31
CELERITY SOLUTIONS INC
filed 1999-07-14
CIK 884142

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                /_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                         COMMISSION FILE NUMBER: 0-20102
                            CELERITY SOLUTIONS, INC.

                (Name of small business issuer in 201its charter)

       DELAWARE                                           52-1283993
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                          270 Bridge Street, Suite 301
                                Dedham, MA 02026
                    (Address of principal executive offices)
                    Issuer's telephone number: (781) 329-1900
       Securities registered under Section 12(b) of the Exchange Act: NONE
         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK $.10 PAR VALUE
                                (Title of Class)

                          REDEEMABLE SERIES A WARRANTS
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's Revenues for the Fiscal Year Ended March 31, 1999: $ 11,466,383

The aggregate market value of the voting stock held by non-affiliates, computed using the sales price of such stock, as of May 31, 1999 was $ 3,940,658.

As of May 31, 1999, the number of shares of Common Stock outstanding was 8,842,886.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held August 27, 1999 are incorporated by reference into Part III hereof. The Definitive Proxy Statement will be filed with the Commission within 120 days of the registrant's fiscal year ended March 31, 1999.

Transitional Small Business Disclosure Format Yes [_] No [X]


Exhibit Index Located on Page 51

                            CELERITY SOLUTIONS, INC.
                                 MARCH 31, 1999
                                   FORM 10-KSB
                                TABLE OF CONTENTS


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

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

INDEX OF EXHIBITS

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Celerity Solutions, Inc. (Celerity or the Company) has been in existence since 1982, going public in 1992, as Capitol Multimedia, Inc. In 1997, the Company changed its name to Celerity Solutions, Inc., and transformed itself from a multimedia publisher to a supply chain software provider. The Company develops, markets and supports client-server and internet-enabled business software applications. The Company has no plans to develop new multimedia products in the foreseeable future. Supply chain management encompasses the planning and control of material and resources from customer order entry through warehousing and logistics to customer delivery. The Company's strategy is to provide state-of-the-art, real-time planning and management capabilities that improve customer cycle time from order receipt to product delivery, and reduce inventory costs.

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

The Company's products are used by more than 100 organizations in the U.S. and Europe. These companies represent a variety of industries, including telecommunications, manufacturing, utilities, and retail. Customers include Corporate Express, Champion International, Methanex Methanol, Nortel, Distribution Dynamics, Universal Furniture, Image Entertainment, Wesley Jessen, Alcatel, United Liquors, and Honeywell.

HISTORY

After going public in 1992 the Company earned an international reputation as a top quality multimedia developer with critically acclaimed original products. However, the multimedia industry experienced significant consolidation commencing in 1996 as product demand dropped in the face of significant over capacity and limited means of product distribution. The Company determined that it was unable to successfully compete in this environment. In the fall of 1996, the Company hired a new management team and after a comprehensive assessment of the business, management decided to position the multimedia business for sale and to pursue opportunities in the supply chain management business software market.

Acquisition of CSTI. On March 31, 1997, the Company acquired CSTI for approximately $3.9 million through the issuance of 1,200,000 shares of common stock, payments of $1.25 million in cash and issuance of non-interest bearing, convertible, long-term notes totaling $1.9 million to the sellers, which for financial accounting purposes were discounted to a value of $1.55 million. The transaction was accounted for under the purchase method of business combinations. The acquisition provided the Company an entry into the supply chain management sector of the business software market. CSTI employed approximately 35 people with offices in Dedham, Massachusetts; Denver, Colorado; and Los Angeles, California. Please refer to Item 6, Management Discussion and Analysis for further discussion on the acquisition.

Sale of selected multimedia assets. On April 16, 1997, the Company sold selected multimedia assets, including assets relating to its art, animation and audio production capabilities in St. Petersburg, Russia and Concord, Massachusetts, to Davidson & Associates, Inc. (Davidson), a division of Cendant, Inc., for approximately $2.5 million in cash. The gain from this transaction was approximately $2.0 million. The Company retained all rights to its fourteen (14) multimedia CD-ROM products currently on the market, three (3) newer CD-ROM titles, all software tools and engines, and software development capabilities in the United States and Russia. Please refer to Item 6, Management Discussion and Analysis for further discussion of this transaction. As a result of this sale, the Company no longer develops its own multimedia software titles for the consumer market or provides development services for others, but will continue to sell existing titles through its current distribution channels. However, multimedia revenue and related cost of sales represent a small fraction of the Company's respective amounts which are not material to the business.

Acquisition of SAI. On December 8, 1997, the Company acquired all of the outstanding stock of SAI, a privately held warehouse management software company based in Irvine, California by means of a merger between SAI and Somerset, a wholly owned subsidiary of the Company. As a result of the acquisition, Somerset has become a technology leader in the warehouse management software market. SAI had approximately $4.5 million in annual revenue in 1997. The acquisition of SAI filled a strategic product need for the Company. Somerset's warehousing product, combined with the Company's existing supply chain management products, creates a more powerful product line, which enables control of inventory and resources not only between locations in the supply chain but through warehouses as well. This new capability positions the Company to provide integrated warehouse and supply chain management software for the middle market. Somerset's customers include Corporate Express, Wesley Jessen, Pleasant Company, Bugle Boy Industries, and Columbia Sportswear. Somerset's warehouse management software, WMS 4.0, is client-server based, highly flexible, user configurable, and supports single and multiple facility enterprises.

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

BUSINESS MODEL

The Company currently offers products and services which meet the needs of larger manufacturers and distributors for integrated systems which manage the flow of inventory from supplier to customer. The solution provided is unique for each customer. Revenues are generated from product license fees, professional service fees and ongoing product support.

CUSTOMER INTEGRATION SERVICES

Due to the complexity of customer hardware and software environments, it is often necessary to develop interfaces between the Company's supply chain management products and the existing software in the customer's environment. If a customer has needs that are specific to their business, it is often necessary to develop additional functionality to satisfy these needs and make the Company's products more effective in the customer's environment. The Company believes that providing such technical support and project management to its supply chain management customers is important for successful product implementation and instrumental to continued license sales and revenue growth. The Company intends to continue to provide such services in the future. The Company generally provides these and other product-related services on a time and material basis. Professional services revenues made up 80% of total revenues in fiscal 1999.

LICENSE AND SUPPORT AGREEMENTS

Software product license revenues consist principally of fees generated from the sale of nonexclusive, nontransferable, perpetual licenses, which are primarily computer, site, and or user specific. The Company believes that packaging its products is critical to continued license sales and revenue growth. One focus of the Company's development efforts in Fiscal 2000 is to package the warehousing and supply chain planner products. Annual software support and maintenance agreements are sold at approximately 15% of the current list license prices. Professional services revenues made up 11% of total revenues in fiscal 1999.

HARDWARE AND THIRD PARTY LICENSE FEES

The Company often sells radio frequency equipment, bar code scanners and other devices in conjunction with it Warehouse Management product. In addition, software developed by other companies is sometimes resold by Celerity as part of a distributor agreement. Revenues in these areas made up 9% of total revenues in fiscal 1999.

PRODUCTS

The Company offers supply chain management software solutions and integration services for distribution, planning, warehousing and financial functions within a business to increase productivity, reduce inventory and improve planning and control. Its Products utilize a client-server architecture. The "client" manages the graphical presentation of information to the user. It can be any computer running Microsoft's Windows or Windows NT operating systems. The "server" processes business transactions. It operates on computers running Unix or Microsoft's NT operating system, and uses the Oracle database management system. The Company's products are grouped into three areas: planning, operations and finance, and warehousing. Special modules by area follow:


---------------------------------------------------------------------------------------

         PLANNING                Operations /Financials             WAREHOUSING
---------------------------------------------------------------------------------------
 o  Demand Planning           o  Sales Order Management       o  Inventory Control
 o  Supply Chain Planning     o  Purchase Order Management    o  Inventory Maintenance
 o  Transportation Planning   o  Accounts Receivable          o  Inventory Management
                              o  Accounts Payable             o  Inbound Processing
                              o  Materials Request            o  Outbound Processing
                                 Management                   o  Workload Management
                              o  Available to Promise
                              o  Sales Analysis

---------------------------------------------------------------------------------------


Planning - the planning modules offer true real-time continuous planning. The Supply Chain Planner (Planner) is based on patented methodology. The Planner provides a real-time view of the entire supply chain, optimizes supply in response to demand, coordinates all planning and execution activities, and allows the user to react to user defined exceptions. These modules are fully integrated with the Company's other products.

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

Warehousing - Key features include increased inventory management capabilities, running multiple business divisions and warehouses from one version of the warehousing software on a single server, and maximized worker productivity through directed, "task-based" distribution operations. Other features include user-friendly querying and reporting tools to schedule, manage, and report on distribution resources, orders, and inventory; Radio Frequency (RF) as well as paper-based operations; increased flexibility and productivity through paperless, real-time RF task dispatching; integrated shipping and manifesting; real-time integration with automated material handling system and maximum inventory visibility for customer service and purchasing through instantaneous updating with business host systems.

The Planning and Operations/Financial modules support multiple currencies, positioning them for today's global environment. During the fiscal year ended March 1999, the sales prices of the Company's software license fees generally ranged from $100,000 to approximately $500,000. The price for the individual product package is determined based on a number of factors, including the number of users, the number of sites in the customer's business model and the complexity of the customer's operation.

PRODUCT DIFFERENTIATORS

To reduce cycle time and inventory investment in the whole supply chain, companies must have the ability to:

o Plan inventory purchase decisions based on timely, accurate information about demand, existing supply, production capacity and lead times to delivery;

o Execute purchases, deliveries, customer orders, shipments and collections in a timely, efficient manner; and o Manage and control inventory, transportation and labor resources throughout the supply chain.

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

Sales Order Management. The Company's products provide for unique order type configuration without programming. This capability enables the definition and handling of an unlimited number of different order types and the flow of orders through the enterprise, which is critical to many businesses.

Warehouse Management System. The Company's products provide real-time information on activity throughout the warehouse infrastructure. This allows for constant adjustment to labor and workload resources, enables the optimization of warehouse productivity and reduces the cycle time for customer shipments. The software enables customers to realize added value through functionality that provides advanced inventory optimization strategies.

Accurate Information about the Supply Chain. The Company's products provide the ability to propagate changes at all levels in the supply chain immediately after a change is made. This allows managers to have accurate integrated information that facilitates fast strategic and tactical decision making.

Available to Promise. The Company's products provide the ability to accurately promise order delivery for a certain date that is enabled by the real-time nature of our product.

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

COMPANY STRATEGY

The Company's goal is to become a leading supplier of supply chain execution software. AMR Research defines supply chain execution as spanning Sales Order Entry, Inventory Management, Transportation and Warehouse Management applications. According to AMR, the integration of planning and execution system is necessary to deal with logistics challenges brought on by the move to electronic commerce. These challenges include more sales channels, increased supply alternatives, shorter product and promotion life cycles. Again according to AMR, no software vendor offers a suite of integrated applications covering supply chain execution. The Company has products in each area and will spend the next year focusing on product integration and adding capabilities which reduce the time and effort to implement these products. This is what is referred to below as "packaging".

Our Vision - Electronic Supply Chain Collaboration "e-chain".

The  Internet  eliminates  one of the major  barriers  to  collaboration  - data
communication.   Businesses  are  rapidly  connecting  to  the  Internet.   Once
connected, all communication is virtually free. Network maintenance is a non-issue and the Internet is highly reliable. As you would expect, software vendors are lining up to exploit this capability. Electronic ordering and order status tracking is already offered by several competitors.

We believe the next major use of the Internet will be real-time planning and collaboration among trading partners. The Internet will allow communities of trading partners to share forecasts, inventory availability, supply plans and other information. Partner integration will drive down inventory levels and improve customer service. Our strategy is to extend our applications into this high growth area. Leverage The Real-time Planner

Our real-time planner will be the core of this strategy. Our planner was developed to communicate with ERP systems and other planning tools over the Internet. Its calculation engine is based on a patented methodology allows it to continually evaluate the plan and suggest intervention as conditions change in the ERP system. We believe this architecture puts us ahead in the race to develop an integrated supply chain execution system providing real time collaboration among trading partners over the Internet.

Add Collaboration Tools To Our WMS and Order Management Applications

Our order systems and warehouse management systems will become Internet enabled. Support for XML and Biztalk will be added to all order management modules allowing trading partners to electronically share order documents. Integration between our Global Ship transportation module and our warehousing system will extend to the Internet. Shipment status information will be retrieved from the Internet. This will allow us to improve Inbound planning and dynamically revise supply plans as scheduled receipt dates change.

Move To Web Hosted Applications

In the coming year the Company plans to begin offering a Web Hosted alternative for selected Celerity products. Web hosting reduces the cost and time required to install and implement new applications. Provided a company has Internet access, the only cost of implementing a web hosted application is the training and licensing costs. This approach also facilitates collaboration by allowing applications to communicate in real-time.

There can be no assurance that the Company will be able to anticipate, evaluate, and adapt to changes in platforms and evolving technologies, or to do so in a timely or cost effective manner.

GROWTH ENABLERS

Invest In Sales and Marketing. The Company intends to continue to expand its sales and marketing efforts. The Company believes that these investments are necessary and critical to capitalize on the growth in the supply chain management software market.

Invest In Product Packaging. Generally, implementation of a total solution for a customer involves substantial training, customization, data conversion and product integration services. The capacity to provide these services is limited. Significant lead time and expense is required to recruit, hire and train new resources. The Company will invest in software and processes which reduce the services requirement. These will include automated installation procedures, improved training materials and new documentation.

Build Alliances with Consultants and Complementary Application Providers The Company's product is designed in a modular way and allows easy integration with other vendor's applications. The Company intends to continue to pursue strategic alliances with software vendors offering complementary products. In addition, the Company intends to establish joint marketing agreements with regional consulting firms with an established supply chain practice.

Continue To Focus On The Middle Market The Company is currently focused on the middle market of manufacturers and distributors with revenues ranging from $200 million to $1 Billion.

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

PRODUCT DEVELOPMENT

Research and Development. The Company has made significant product development expenditures that it believes are necessary for it to deliver new product features and functions. The Company's development cost for its supply chain products were $879,064 and $ 1,707,325 in Fiscal 1998 and 1999, respectively. The Company works closely with its internal sales, marketing, and service staff, and externally with customers to develop new products and enhancements that meet their needs. Product development and documentation is done internally.

Future Product Development. The Company expects to limit new development to NT, Unix and Oracle operating environments. As a result, the Company expects to reduce resources allocated to product development in Fiscal 2000 and intends to reallocate research and development personnel to billable projects.

Sources of Supply and Governmental Regulations. The Company is not dependent on the sources and availability of any new materials needed to produce its products. The Company does not believe that it will experience any adverse effect from existing or probable government regulations. Further, the Company is not currently planning to seek any government approval for principle products or services. Lastly, the Company is not effected by any current or pending environmental laws.

Production Facilities. The Company operates a subsidiary to develop software in St. Petersburg, Russia. The economic conditions in Russia, including lower wage rates and lower standards of living, allow the Company to transact business in St. Petersburg at a relatively low cost structure. The Company's presence in Russia represents 13% if its work force as of the end of fiscal 1999 thus any change in these conditions is not expected to significantly affect the Company.

SALES, DISTRIBUTION AND MARKETING

The Company sells its supply chain management software and services primarily through its direct sales organization. The Company conducts sales through its offices in Dedham Massachusetts, and Irvine California; and through field sales personnel in the Chicago and New York City metropolitan areas. The sales process usually consists of prospect identification, prospect validation, sales presentations and product demonstrations, proposals and system design studies. The system design studies are consulting projects, which are small in scope and result in providing customers a more definitive project plan, timetable and cost estimate. The Company plans to expand its sales and marketing support organizations in Fiscal 2000.

SALES, DISTRIBUTION AND MARKETING, CONTINUED

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

COMPETITION , CONTINUED

The Company is currently focused on the middle market of manufacturers and distributors with revenue ranging from $200 million to $1 Billion. The Company expects to compete successfully in this market for the following reasons:

o The Company is one of the few vendors offering a full range of products to meet customer needs. In a market full of niche players and with customers demanding integrated, easy to implement solutions from a single vendor, the Company believes it is well positioned to compete in this market. This "packaged" approach minimizes the need for custom integration services and allows customers to realize benefits faster than the competition;

o The Company's unique, patented real time planner and the other product differentiators described above;

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

Most of the Company's products do not include any mechanisms to prevent or inhibit unauthorized copying, nor does the Company rely on shrink-wrap licenses, which restrict copying and use of the products. The Company is aware that unauthorized copying occurs within the software industry; however, policing unauthorized use of the Company's products is difficult. While the Company is unable to determine the extent to which software piracy of its products exists, software piracy is expected to be a persistent problem.

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

The Company is party to a license agreement which allows it to use a patented methodology in its Supply Chain Planner product.

QUARTERLY FLUCTUATIONS

The level of net sales realized by the Company in any quarter is principally dependent on the number of sold new supply chain management software licenses. The purchase of supply chain management solutions requires a significant commitment of capital and resources on the part of the customer, the sales cycles are long and average from six to nine months. As a result, revenue recognition is subject to many risks that are not controllable by the Company such as budgetary cycles, changes in the business of a customer and overall economic trends. Quarterly results have varied significantly in the past and are likely to fluctuate in the future as a result of new order timing. From time to time, the Company may record very large individual license and or hardware sales, which can cause significant variations in quarterly results. A significant portion of the Company's operating expenses are fixed and planned expenditures in any given quarter and are based on sales and revenue forecasts. Accordingly, if net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely and disproportionately affected because a significant portion of the Company's expenses do not vary with revenues. As a result of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict. Any significant change from levels expected by securities analysts or shareholders could result in substantial volatility in the trading price of the Company's common stock.

EMPLOYEES

As of May 31, 1999 the Company employed 71 people on a full-time basis. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company has never suffered a work stoppage. The Company believes its future success will depend, in part, upon continued service of a small number of key technical and senior management personnel and on its continued ability to recruit and retain highly-skilled management and technical personnel. Competition for such employees is intense and the loss of services of key personnel could have a material adverse effect on the Company's operating results and financial condition. There can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting and retaining other highly-skilled managerial and technical resources.

COMPLEXITY OF SOFTWARE PRODUCTS

The market for the Company's software products requires continuous upgrades due to technological advances, introductions of new hardware platforms and operating systems, changes in customer requirements and frequent new product introductions. The Company's future success will depend on its ability to continue to upgrade its products taking these changes into consideration. There can be no assurance that the Company will be successful in developing and marketing such new products on a timely and cost-effective basis. The Company's failure to successfully develop and market new products and enhancements that keep pace with the advances of the market could have a material adverse effect on the Company's business, operating results and financial condition. The
Company's supply chain management products are very complex due to its client/server architecture, depth of the functionality and the number of modules and interdependencies among them. Given such product complexity, the Company's new products may have undetected errors that would not have been found until the installation of the product at a customer's site despite rigorous testing of the product by the Company. Even though such infrequent occurrences have not had a material adverse impact on the Company's business in the past, there can be no assurance that delays related to error correction will not have a material adverse impact on the Company's financial condition in the future.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 15,000 square feet of office space in Bethesda, Maryland, pursuant to a non-cancelable lease expiring in April, 2004 with an option to renew for one additional five-year term. In 1996, the Company decided to relocate its headquarters from Bethesda, Maryland to Concord, Massachusetts. And as a result has sublet approximately 7,000 square feet through March, 2000 and approximately 8,000 square feet through the remainder of the lease term (April, 2004). The Company's subsidiary located in St. Petersburg, Russia sub-leases approximately 1,000 square feet on a month-to-month basis.

On March 31, 1997, the Company acquired CSTI and consolidated its operations with CSTI's facilities in 1998. The Company is currently operating out of two
(2) locations: Dedham, Massachusetts (approximately 8,000 square feet on a three-year, non-cancelable lease expiring October, 1999); and Irvine, California (approximately 10,000 square feet of space on a five-year, non-cancelable lease expiring November, 2003).

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to, nor is it aware of, any threatened litigation of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ Small-Cap Market System under the symbol CLTY. The Company has been notified by NASDAQ that it intends to delist the Company's Common Stock for failure to meet NADAQ listing requirements for net asset value and share price. The Company has appealed NASDAQ's Notice of Delisting. If the Company's Common Stock is delisted, the Company expects that it will continue to be traded as a bulletin board stock over the counter.

The Company's Warrants, which were previously traded on the NASDAQ Small-Cap Market System, were delisted during the year and currently trade as a Bulletin Board stock over the counter. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by NASDAQ:

                                                      HIGH          LOW
Fiscal Year Ended March 31, 1999
         First Quarter                              $  2.938     $  1.625
         Second Quarter                             $   2.25     $   1.00
         Third Quarter                              $  1.625     $   .594
         Fourth Quarter                             $  1.188     $   .344

Fiscal Year Ended March 31, 1998
         First Quarter                              $  2.250     $   .938
         Second Quarter                             $  2.469     $  1.063
         Third Quarter                              $  1.875     $  1.313
         Fourth Quarter                             $  1.750     $   .938

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

The Company has not paid cash dividends on its common stock since its organization and does not intend to pay any cash dividends in the foreseeable future. As of May 31, 1999, the Company had approximately 128 shareholders of record and approximately 1,250 beneficial shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

BACKGROUND

The Company acquired CSTI on March 31, 1997 in a transaction accounted for under the purchase method of accounting. This acquisition provided the Company an entry into the supply chain management ("SCM") sector of the business software market. SCM encompasses the planning and control of material and resources from customer order entry through warehousing and logistics to customer delivery. In April 1997, the Company sold certain of its multimedia assets to Davidson. The Company is focused on the business software market and has no plans to develop new multimedia products in the foreseeable future. In August 1997, the Company established Paragon, a limited liability company in St. Petersburg, Russia as a wholly-owned subsidiary. Paragon develops software for the Company and employs 10 technical personnel. On December 8, 1997, the Company acquired all of the outstanding stock of Somerset Automation, Inc. ("SAI"), a privately held warehouse management software company based in Irvine, California by means of a merger between SAI and Somerset Solutions, Inc. ("Somerset"), a wholly owned subsidiary of the Company.

Since the Company's April 1997 sale of select multimedia assets to Davidson, the March 1997 acquisition of CSTI, and the December 1997 acquisition of SAI, the Company has focused principally on the business software market. Existing multimedia software titles continue to be sold through the distribution channels that were established prior to the divestiture. However, multimedia revenue and related expenses represent a small fraction of the Company's operations. Actual amounts are discussed below.

CURRENT BUSINESS DEVELOPMENTS

During the quarter ended September 30, 1998, the Company announced the signing of a multi-million dollar agreement to provide Distribution Dynamics, Inc. (DDI) with the Company's entire suite of supply chain management software including its real-time Supply Chain Planner, Sales Order Management, Purchase Order Management, Warehouse Management and Inventory Control modules. This contract will generate consulting revenues over the next two years for system configuration and implementation. The current estimate of total revenues related to this project is $7,500,000. DDI is a leading distributor of "C" class commodity items, including fasteners and related items to original equipment manufactures. This product suite, along with DDI's efforts to improve their business processes, will provide DDI with a comprehensive system to manage their current business divisions and the solid foundation required for future growth.

During the quarter ended March 31, 1999, the Company announced that it completed a company-wide restructuring, including management changes and changes to its Board of Directors. Effective March 12, 1999, Paul Carr, the founder of Client Server Technologies, Inc. (CSTI), was appointed President and Chief Executive Officer and assumed responsibility of the Company's day-to-day operations. Mr. Carr has over 20 years of experience in the supply chain management software industry, and has managed several successful companies, including Cardinal Data Corp. and Ross Systems (Logistics Product Division). Mr. Carr and Mr. Ringuette, the founder Somerset, were also elected to the Company's Board of Directors in connection with the restructuring. Mr. Ringuette was elected Chairman of the Board. Luda Kopeikina, Igor Razboff, Philip Redmond and Alan White resigned from the Board of Directors effective March 12, 1999. Richard J. Santagati continues to serve as a Director on the Board. Harold H. Leach, Jr. and Edward B. Merino were elected directors to the Company's Board of Directors on April 16, 1999. Mr. Leach is a co-founder of Legal Computer Solutions, Inc. ("LCS"). LCS is an Internet software products company. He is also a director of Sapiens International Corporation, N.V., (NASDAQ: SPNS), a developer of mainframe database tools. Previously, Mr. Leach was partner of the Boston law firm of Choate, Hall & Stewart. Mr. Merino is founder of Office of the Chairman Inc., a provider of corporate governance services. He is also on the board of the Forum for Corporate Directors in Orange County, CA. Additionally, he has served as an advisor to numerous technology companies, including SofTEK, Affinity Media, and Concentric - an Internet service provider. For the past six years, he was director of corporate governance at Deloitte & Touche LLP.

Effective June 28, 1999, the Company entered into debt restructuring agreements with Paul Carr, President, Chief Executive Officer and Director of the Company, and Luc Ringuette, the Company's Chairman of the Board of Directors.

The Company originally issued a convertible promissory note and security agreement dated March 31, 1997 in the original principal amount of $1,613,177 (the "Carr Note") to Mr. Carr in connection with the purchase by the Company of CSTI. In connection with the Company's debt restructuring agreement with Mr. Carr, the principal balance of the Carr Note was reduced by $200,000 in exchange for the license by the Company to Mr. Carr of a fully-paid perpetual license to Mr. Carr of the Company's Supply Chain Planner software product. In connection with the debt restructuring agreement, Mr. Carr also converted $300,000 of the principal balance of the Carr Note to the Company's Common Stock at a conversion price of $.40 per share. The Company engaged an independent investment banking firm which determined that the conversion price of $.40 per share for the Company's Common Stock was fair from a financial point of view. In connection with the debt restructuring agreement, the Company and Mr. Carr also agreed that the remaining principal balance of the Carr Note in the amount of $538,048 will be paid in forty-two equal installments of principal, together with accrued interest, at an annual rate of 8% per annum commencing July 15, 1999.

The Company originally issued a non-negotiable promissory note and security agreement dated December 8, 1997 in the original principal amount of $448,116 (the "Ringuette Note") to Mr. Ringuette in connection with the purchase of Somerset by the Company. In connection with the debt restructuring agreement between the Company and Mr. Ringuette, the principal balance of the Ringuette Note was reduced by $200,000 in exchange for the grant of a perpetual license by the Company to Mr. Ringuette's affiliate for the Company's WMS Client Server Software, WMS Cobol Software and Transportation Cobol software products. The License Agreement entered into between the Company and Mr. Ringuette's affiliated entity also provides for the payment by the affiliated entity of royalty payments to the Company equal to not less than $500,000, subject to licensing fees actually received by the affiliated entity. The debt restructuring agreement between the Company and Mr. Ringuette also provides that the remaining principal balance of the Runguette Note in the amount of $239,959.71 will be paid in thirty-six (36) equal installments of principal, together with accrued interest, at an annual rate of 8% per annum commencing July 15, 1999.

The Company also completed a reduction of its domestic work force by approximately 20% and decreased operating expenses. The employment and cost reductions affect all functional areas of the Company at its Dedham, MA and Irvine, CA locations. The reductions are expected to save approximately $150,000 a month beginning in April 1999.

RESULTS OF OPERATIONS

REVENUE

Revenue from services increased $3,901,557 or 74% for the fiscal year ended March 31, 1999 versus fiscal 1998. This increase is attributable to the acquisition of SAI on December 8, 1997, which increased service revenue $3,287,828 and an increase in service revenue generated by CSTI of $613,729. The increase in CSTI's revenue was attributable to a substantial increase in billable services on two projects during the forth quarter. Management believes that the slow down in application purchases resulting from the year 2000 change over will cause revenue from services to decrease in fiscal 2000 from the fiscal 1999 level.

Revenue from software license sales increased $474,135 or 63% for the year ended March 31, 1999 versus 1998. This increase is attributable to increases in license fee revenue at CSTI of $258,369 or 59% and the acquisition of SAI on December 8, 1997, which added $374,691 of license fee revenue, partially offset by decreases in multimedia royalties of $158,925 or 97%. CSTI's increase is attributable in part to the recognition of license fees from a source code sale of $300,000 and percentage of completion recognition of license fees in the third quarter. Software license revenue recognition fluctuates due to product sales to new and existing customers varying from year to year and the portion of projects completed also varies from year to year. The Company continues to invest in sales and marketing in order to generate long-term business software sales growth despite the company-wide reorganization, however we are not certain as to the extent of such increase or if revenue will increase at all.

Revenue from hardware and related sales increased $912,378 for year ended March 31, 1999 versus 1998. These changes are attributable to the acquisition of SAI, which from time to time resells third party software and hardware with related warehouse management system installations at the customer's request. Hardware sales during the first quarter of fiscal 1999 included two unusually large hardware sales totaling approximately $800,000. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to attain this level in subsequent quarters for fiscal 2000.

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

COST OF SALES

Cost of services are incurred in connection with the sale of supply chain and warehouse management software. Cost of services consist of costs primarily associated with consulting and implementation services that are sold as part of a total supply chain and warehouse management solution, and costs associated with providing support to customers. These costs increased $2,539,081 or 77% during the year ended March 31, 1999 versus 1998. This increase was primarily due to the acquisition of SAI. Cost of services as a percent of revenue from services increased from to 64% from 63% for the year ended March 31,1999 versus 1998. The Company's cost of sales as a percent of sales also increased due to the completion of several projects that incurred non-billable time during the second and third quarters and the delay in the start of new projects. In fiscal 2000, management believes that costs of sales will decline in both absolute dollars and as a percentage of sales when compared with fiscal 1999.

Cost of sales from hardware and third party license fees increased $793,070 or 802% during the year ended March 31,1999 versus 1998. This increase is attributable to the acquisition of SAI, which from time to time resells third-party software and hardware with related warehouse management system installations. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. The Company expects that hardware cost of sales as a percentage of hardware sales will continue to average approximately 86%, but there can be no assurance of this expectation.

Amortization of capitalized software increased $91,983 or 107% during the year ended March 31, 1999 versus 1998. This increase is a result of a full 12 months of amortization relating to SAI being included in the fiscal 1999 Statements of Operations, versus only 4 months of amortization in fiscal 1998. This acquisition resulted in the recording of capitalized software, which is being amortized over five years.

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses increased $828,261 or during the year ended March 31, 1999 versus 1998. This increase is a result of Somerset R&D employees on the payroll for all of fiscal 1999 versus only a portion of fiscal 1998. R&D as a percent of sales, excluding hardware sales, increased from 15% to 16% for the year ended March 31, 1999. The Company capitalized $35,000 of third quarter R&D costs related to the Continuum 6.1 software for Windows NT and $125,012 of third quarter R&D costs related to the Unix/Oracle version of the WMS software. Both of the projects reached technological feasibility in the third quarter and will be available for general release within the next nine months. In fiscal 2000, management expects R&D costs to decrease as a percentage of sales versus fiscal 1999, primarily due to the allocation of the R&D staff to billable projects and thus being included in cost of sales.

In-process R&D projects are presented below and are grouped by each entity acquired.

CSTI's acquired in-process technology projects are all complete as of March 31, 1999. The development of applets for the Internet did not achieve technological feasibility and was not continued. This project involved approximately $90,000 in development costs and is not considered material. The other three in-process projects were the rewriting and porting of the Continuum 6.0 software to Windows NT, the development of the DRP software package and the porting of the software onto the Sun Solaris platform. These projects were completed and achieved technological feasibility within the original estimates used in the acquisition valuation. There are no changes in the Company's expectations of these projects from the original valuation.

Somerset's in-process technology currently involves one project; rewriting, packaging and porting software to Windows NT. The Company expects to expend $50,000 during the next 6 months in order to complete this project. The Unix/Oracle port project which was in-process at the time of acquisition has been completed and has achieved technological feasibility within the acquisition valuation estimates. There are no changes in the Company's expectations of this project from the original valuation. Due to the high levels of competition in the warehouse management software industry, the Company is continually working towards improving upon existing capabilities through implementation of additional product enhancement.

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

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) expenses increased approximately $1,004,000 or 63% during the year ended March 31, 1999 versus 1998. Approximately $460,000 of this increase was due to the acquisition of SAI and included operating costs as well as costs incurred by the Company for management and integration of Somerset. Of the remaining increase, approximately $102,000 resulted from an increase in investor relations related activity, approximately $43,000 from a negotiated settlement of the note receivable acceleration from Henninger and approximately $308,000 from an increase in G&A staffing and related expenses, including recruiting fees. G&A expenses as a percent of sales, excluding hardware sales, decreased to 25% from 26% for the year ended March 31, 1999 versus 1998 respectively.

A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely affected. Management believes that these costs will decrease in fiscal 2000 over fiscal 1999 in absolute dollars and as a percentage of sales. This is mostly attributable to the company wide restructuring with resulted in lower G&A expenses.

SALES AND MARKETING

Sales and marketing expenses increased $2,150,101 or 259% during the year ended March 31, 1999 versus 1998. Sales and marketing expenses include costs related to personnel, facilities, travel, trade shows, advertising and promotions. The acquisition of SAI resulted in increases in general sales and marketing of approximately $1,333,000. CSTI's regularly occurring selling and marketing expenses increased by $231,376 during the year ended March 31, 1999 versus 1998. The Company also had write-offs of uncollectible accounts receivable which were expensed and charged to sales and marketing departments of approximately $1,347,000. These write-offs were the result of one customer experiencing severe financial difficulty and of two customers being acquired and deciding not to implement the licensed software. Sales and marketing as a percentage of sales (excluding hardware revenue) increased to 29% from 14% for the year ended March 31, 1999 versus 1998. The Company is committed to an investment in sales and marketing efforts, though its liquidity problems have led to a slow down in expenditures commencing in March 1999. The Company plans to add new sales and marketing personnel in the second quarter of fiscal 2000.

These efforts are expected to increase future revenue. The Company is not certain it will be able to realize the benefits from this investment. The Company expects sales and marketing expenses to decrease in absolute dollars and as a percent of sales during fiscal 2000 because of the receivable write-offs of uncollectible accounts receivable and cost reductions implemented as part of the company-wide restructuring in fiscal 1999

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

On December 8, 1997, the Company acquired all of the outstanding stock of SAI for stock, debt securities and cash valued at $5,557,918. As a result of the acquisition, $394,553 of goodwill was recorded, which is being amortized on a straight line basis over 7 years, $665,323 of capitalized software was recorded, which is being amortized on a straight line basis over 5 years, and $3,094,527 of purchased in-process research and development which was written-off at December 8, 1997.

In order to determine the purchase price accounting for the SAI acquisition, an independent third party was engaged to complete a valuation of the intangible assets of SAI acquired by the Company. The Company's accounting practice, in accordance with generally accepted accounting principals, is to expense research and development costs, therefore, the Company recorded a write-off of $3,094,527 for SAI related to in-process research and development.

In determining the value of the intangible assets of SAI, the Company made a number of assumptions about the future operating performance. It assumed that future revenues would increase at a rate greater than SAI's recent history due to the introduction of several new products that were under development at the time of the acquisition, including the introduction of radio frequency capability for SAI's Warehouse Management product, a Windows NT solution, and several Internet applets for existing modules. The Company assumed that SAI's gross margin would be improved due to several factors including: a shift in product mix from professional services to license fees; adjustments to professional service rates and license fees; and utilization of Russian software engineers for development that would be more cost effective than U.S. based resources. The Company estimates that products under development will be completed within the next six months. The Company increased its operating expenses, particularly in sales and marketing as a percent of sales to accelerate revenue growth. The cost estimates utilized in the valuation approximate the actual cost incurred to complete the projects, but revenue projections for fiscal 2000 are lower than anticipated because of the resources necessary to continue to accelerate revenue growth. This growth will be slower than originally anticipated, but management believes that these projects will continue to grow revenue over the long term.

In completing the valuation of intangible assets associated with the SAI acquisition, the Company identified all projects that were either completed or in-process. The Company then determined whether the projects were in-process based on applicable accounting literature including, SFAS No. 86: Accounting for Software Costs and SFAS No. 2: Accounting for Research and Development Costs. The Company, with the assistance on an independent third party, used a discounted cash flow on projected income method to compute the value of intangible assets. The discount rate used for the valuation for in process technology was 30%. This rate was derived based on two primary factors: the cost of capital to the Company and the level of risk that the investment represented. The result of the valuation for SAI was a value of $4 million for in process technology.

The Weighted Average Cost of Capital (WACC) measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in a company's target capital structure. The cost of debt financing for the Somerset acquisition was assumed to approximate the cost of debt for Celerity. Accordingly, a rate of 7.36% was applied, which is equal to the Baa rated corporate bond rate as of December 5, 1997. Since this represents a pretax cost of debt, the selected tax rate of 41% was applied to arrive at an after-tax cost of debt of 4.34%. The estimate of the cost of equity financing was derived utilizing the "Capital Asset Pricing Model" (CAPM) which measures the return required by investors given the company's risk profile. The resulting rate is the sum of the risk-free rate of 5.9% which is equal to the long-term treasury securities rate, plus an equity risk premium of 7.5% multiplied by the beta coefficient of 1.2 for the volatility of the Somerset transaction, or 9.0%, plus the small company risk premium of 3.5%, plus the unsystematic risk factor of 2.0% for an after tax cost of equity for the assets as a whole of approximately 20.4%. The estimated discount rates for the valuation of individual assets for the Somerset acquisition were; Developed Technology - 25%, In-Process Technology
- 30%, and Trade Name and Trademark - 30%. "

AMORTIZATION OF GOODWILL

Amortization of goodwill increased $36,886 or 36% during the year ended March 31, 1999 versus 1998. The acquisition of SAI was responsible for all of the increase. The Company expects that goodwill amortization will remain the same in fiscal 2000.

REORGANIZATION EXPENSES

The Company underwent a company-wide restructuring during the forth quarter of fiscal 1999. Reorganization expenses are related to various severance arrangements and the placement fees associated with the termination of two employment contracts.

GAIN ON SALE OF ASSETS

The gain of $2,037,104 in Fiscal 1998 resulted from the sale of select multimedia assets to Davidson for $2,509,759 in cash. The assets sold include equipment utilized in art, animation and audio production in St. Petersburg, Russia, and Concord, Massachusetts.

INCOME TAXES

The provision for income taxes is a benefit arising from the reconciliation of current and deferred income tax liabilities on the books of Somerset at the time of acquisition. These deferrals and liabilities were related to an amendment to their prior year return, as well as their final short year tax return. This benefit was reduced by alternative minimum tax liabilities and state income taxes. The Company's effective tax rate Fiscal 1999 is %.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash and cash equivalents. During the year ended March 31, 1999, cash and cash equivalents and short term investments decreased $1,927,003 or 82% to $414,627. This decrease relates to $1,440,109 of cash used in operating activities, $326,883 in capital expenditures, and $160,012 in capitalized software costs.

Accounts receivable increased $573,573 or 26% to $2,774,327. The increase reflects increases associated with an increase in billings related to the DDI project. During the forth quarter management completed negotiations to collect and write-off approximately $800,000 in past due receivables. Over 80% of the receivable balance remaining on March 31, 1999 has been collected subsequent to year end.

Notes and guaranteed royalties receivable decreased $1,147,393 or 99% from payments received related to the Henninger note.

Accounts payable and accrued liabilities increased $1,149,611 or 89% to $2,432,507. This increase includes increases in accrued payroll and related costs including severance accruals related to the reorganization during the forth quarter of approximately $439,000, accrued interest on notes to related parties, and increases in amounts due to subcontractors. Payables also increased because of a slow down in payments because of the Company's cash position.

Income taxes payable decreased $507,577 during the year ended March 31, 1999. This decrease was related to the finalization of the Somerset tax returns as of the acquisition date and the resulting reconciliation of the estimated liability and payments made to the payable set up.

Subsequent to March 31, 1999, the Company successfully renegotiated several notes payable to related parties. As a result of negotiations with the note holders, $1,215,198 of debt previously scheduled to be repaid in the fiscal year ending March 31, 2000 has been reclassified to long term debt. In addition, the largest two notes were partially offset by non-exclusive license fees sales to the related parties totaling $400,000 and the conversion of $300,000 from debt to equity.

Management anticipates declining revenues in fiscal 2000 as a result of the year 2000 change over slowing purchase decisions. Management believes operating expenses have been reduced sufficiently to achieve profitability and allow operating cash flows in fiscal 2000 to meet all current obligations. In the event revenues decline further than planed, additional expense reductions will be made. These reductions would be made in the non-revenue generating departments including administration, marketing, sales and research and development. The Company also has access to $800,000 in receivables factoring through an agreement with Imperial Bank. If necessary other financing options will be explored. For example, the Company could attempt to renegotiate agreements with its major note holders who have been willing to reschedule payments in the past to improve the Company's liquidity. The Company could also attempt to provide stock as compensation to management and could seek additional sources of equity and debt financing. The Company is not certain that these financing sources will be available or if available will be available at a reasonable cost.

Looking forward to 2001, the Company expects sales to increase as decisions delayed by the year 2000 change over are made. The Company at this point expects license revenues to increase as a percentage of sales with the successful completion of the NT version of the Warehouse Management product and the addition of distributors carrying the Company's products. Also, the cash payments required to satisfy certain short term notes will also be completed.

There is no assurance that the Company can achieve the profitability and positive liquidity discussed above.

Long term and short term notes payable to related  parties  decreased  $551,332,
reflecting   scheduled   payments  being  made.  Several  of  these  notes  were
renegotiated during the forth quarter and again subsequent to year-end.

Unearned revenue decreased $58,976, reflecting the net recognition of support maintenance and license revenue fees that are lower than the receipts taken in on new yet-to-be recognized license fees. This decrease was also partially caused by a decrease in renewals of the Company's support maintenance agreements, which were on its older platforms and are being replaced by the new NT and UNIX versions.

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

The Company's Year 2000 costs cost to date have not been material. The Company does not expect future Year 2000 related compliance costs to be material, but can not be certain that such costs will be inconsequential. The Company has not identified alternative contingency plans, but will do so as it continues to assess the Year 2000 risk.

The Company's software products have been modified to be Year 2000 compliant. However, the Company's products are complex and could contain undetected errors or failures even though intended to be Year 2000 compliant. There can be no assurance that the Company's software products contain or will contain all necessary date code changes or that errors will not be found in new products or product releases, resulting in loss of or delay in product acceptance. If the Company is unable, or is delayed in its efforts, to make the necessary date code changes, there could be a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

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

FUTURE OPERATING RESULTS (STATUTORY SAFE HARBOR DISCLOSURE)

This report contains forward-looking statements. For this purpose, any statement, contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Celerity Solutions, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of  Celerity
Solutions, Inc. as of March 31, 1999 and 1998, and the related consolidated statement of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celerity Solutions, Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Boston, Massachusetts
June 11, 1999, except for Note 16, as to which the date is July 13, 1999

                            Celerity Solutions, Inc.
                           Consolidated Balance Sheets

                                                                                   March 31
                                                                           1999                1998
                                                                 ------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                             $  401,376     $     1,347,246
   Short-term investments                                                    13,251             994,384
   Accounts receivable, less allowance of $230,000 and
        $158,600 for 1999 and 1998, respectively                          2,774,327           2,200,754
    Income taxes receivable                                                  42,301                   -
    Notes receivable from related parties                                    98,711                   -
   Notes and guaranteed royalties receivable                                 12,500           1,159,893
   Prepaid expenses and other current assets                                125,915             109,649
                                                                 ------------------------------------------

Total current assets                                                      3,468,381           5,811,926

Property and equipment, net                                                 622,984             568,673
Capitalized software, net of accumulated amortization of
   $263,968 and $85,992  for 1999 and 1998, respectively                    785,923             803,887
Notes receivable from related parties                                             -             117,999
Goodwill, net of accumulated amortization of
   $241,281 and $102,198 for 1999 and 1998, respectively                    995,017           1,134,100
Other assets                                                                 84,057               9,057
                                                                 ------------------------------------------

Total assets                                                           $  5,956,362      $    8,445,642
                                                                 ==========================================


See accompanying notes.

                            Celerity Solutions, Inc.
                           Consolidated Balance Sheets

                                                                                   March 31
                                                                          1999                 1998
                                                                -------------------------------------------

Liabilities and shareholders' equity Current liabilities:
   Accounts payable and accrued expenses                            $    2,437,361     $      1,287,750
   Income taxes payable                                                          -              507,577
   Current portion of notes payable to related parties                     593,318            1,100,797
   Short-term notes payable                                                199,186               41,480
   Unearned revenue and other current liabilities                          391,684              453,160
                                                                -------------------------------------------
Total current liabilities                                                3,621,549            3,390,764

Notes payable to related parties                                         1,019,952            1,178,050
Deferred rent                                                               62,406               70,689
                                                                -------------------------------------------
Total Liabilities                                                        4,703,907            4,639,503

Shareholders' equity:
   Common stock, $.10 par value,  25,000,000 and
     10,000,000  shares  authorized;
     9,592,886 and 8,842,886 shares issued
     and outstanding for 1999 and 1998 respectively.                       959,289              884,289
   Additional paid-in capital                                           19,038,245           18,900,290
   Accumulated deficit                                                 (16,818,985)         (13,928,096)
                                                                -------------------------------------------
                                                                         3,178,549            5,856,483

Less treasury stock, at cost, 775,088  and 825,088 shares at
   March 31, 1999 and 1998, respectively                                (1,926,094)          (2,050,344)
                                                                -------------------------------------------
Total shareholders' equity                                               1,252,455            3,806,139
                                                                -------------------------------------------

Total liabilities and shareholders' equity                            $  5,956,362        $   8,445,642
                                                                ===========================================

See accompanying notes.

                            Celerity Solutions, Inc.
                      Consolidated Statements Of Operations


                                                                           Year ended March 31
                                                                        1999                1998
                                                                ------------------------------------------

Revenue:
   Services                                                           $  9,201,280        $  5,299,723
   Software licenses                                                     1,224,131             749,996
   Hardware and third party license fees                                 1,040,972             128,594
                                                                ------------------------------------------
Total revenue                                                           11,466,383           6,178,313

Cost of Sales:
   Services                                                              5,852,863           3,313,782
   Amortization of capitalized software                                    177,976              85,993
   Hardware and third party license fees                                   891,917              98,847
                                                                ------------------------------------------
Total cost of sales                                                      6,922,756           3,498,622

Gross margin                                                             4,543,627           2,679,691

Operating expenses:
   Research and development                                              1,707,325             879,064
   General and administrative                                            2,587,118           1,582,505
   Sales and marketing                                                   2,981,215             831,113
   Purchased in-process research and development                                 -           3,208,744
   Amortization of goodwill                                                139,083             102,198
   Restructuring expense                                                   439,277                   -
                                                                ------------------------------------------
Total operating expenses                                                 7,854,018           6,603,624
                                                                ------------------------------------------
Operating loss                                                          (3,310,391)         (3,923,933)
                                                                ------------------------------------------

Other income (expense):
   Interest and other income, net                                          114,685             240,559
   Interest expense                                                       (218,361)           (206,245)
   Gain on sale of assets                                                        -           2,037,104
                                                                ------------------------------------------
Loss before taxes                                                       (3,414,067)         (1,852,515)
Income tax benefit (expense)                                               523,178            (142,500)
                                                                ------------------------------------------

Net loss                                                             ($  2,890,889)     ($   1,995,015)
                                                                ==========================================

Loss per common share:
   Net loss per share - basic and diluted                       $         (.36)     $          (.30)
                                                                ==========================================
   Weighted average  shares outstanding                                  8,033,825           6,656,882
                                                                ==========================================


See accompanying notes.

                            Celerity Solutions, Inc.
                 Consolidated Statements of Shareholders' Equity



                                    Common Stock         Additional
                                              Par         Paid-in           Treasury Stock         Accumulated
                                 Shares      Value        Capital       Shares        Cost           Deficit          Total
                                 ------      -----        -------       ------        ----           -------          -----

     Balance at March 31, 1997   6,857,153   $685,715    $16,747,202    (825,088)  ($2,050,344)   ($11,933,081)      $3,449,492

     Issuance of  common
     stock for acquisition of
     Somerset Automation, Inc.   1,958,233    195,824      2,118,025                                                  2,313,849

     Stock option exercise          27,500      2,750         35,063                                                     37,813

     Net  loss                                                                                      (1,995,015)      (1,995,015)
                              ---------------------------------------------------------------------------------------------------

     Balance at March 31, 1998   8,842,886   $884,289    $18,900,290    (825,088)  ($2,050,344)   ($13,928,096)      $3,806,139


     Issuance of treasury
     stock in exchange for
     consulting services                                     (87,045)     50,000       124,250                           37,205

     Issuance of common stock
     to retire notes payable       750,000     75,000        225,000                                                    300,000

     Net  loss                                                                                      (2,890,889)      (2,890,889)
                              ---------------------------------------------------------------------------------------------------

     Balance at March 31, 1999   9,592,886   $959,289    $19,038,245    (775,088)  ($1,926,094)   ($16,818,985)      $1,252,455
                              ===================================================================================================


See accompanying notes.

                            Celerity Solutions, Inc.
                      Consolidated Statements of Cash Flows

                                                                            Year ended March 31
                                                                        1999                  1998
                                                                ---------------------------------------------
Operating activities:
Net loss                                                            $   (2,890,889)      $   (1,995,015)
Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation                                                          272,572              222,459
     Amortization of goodwill and capitalized software                     317,059              188,191
     Provision for doubtful accounts                                     1,347,401               53,171
     Write-off of in-process research and development  from                                   3,208,744
       acquisitions
     Gain on sale of assets                                                                  (2,037,104)
      Issuance of treasury stock in exchange for consulting
         Services                                                           37,205
     Changes in operating assets and liabilities:
       Accounts receivable                                              (1,920,974)            (374,169)
       Prepaid expenses and other current assets                           (91,266)             (10,073)
       Notes and guaranteed royalties receivable                         1,147,393              163,707
       Notes receivable from related parties                                19,288               37,201
       Accounts payable and accrued expenses                             1,149,611              327,108
       Income tax payable                                                 (549,878)              55,611
       Unearned revenue and deferred rent                                  (69,759)              45,138
                                                                ---------------------------------------------
Net cash used in operating activities                                   (1,232,237)            (115,031)

Investing activities:
Purchases of short-term investments                                              -             (994,385)
Proceeds from sales of short-term investments                              981,133              997,036
Proceeds from sale of assets                                                     -            2,509,757
Purchased net assets, net of cash acquired                                       -           (1,579,214)
Capital expenditures                                                      (326,883)            (227,622)
Capitalized software development costs                                    (160,012)                   -
                                                                ---------------------------------------------
Net cash  provided by investing activities                                 494,238              705,572

Financing activities:
Proceeds from sales of Common Stock                                              -               37,813
Notes payable to related parties                                          (365,578)             (21,330)
Short term notes payable                                                   157,706              (19,843)
                                                                ---------------------------------------------
Net cash provided by financing activity                                   (207,871)              (3,360)

Net increase (decrease) in cash and cash equivalents                      (945,870)             587,181
Cash and cash equivalents at beginning of year                           1,347,246              760,065
                                                                ---------------------------------------------

Cash and cash equivalents at end of year                                $  401,376        $   1,347,246
                                                                =============================================


Non-cash financing activities: In Fiscal 1998, the Company purchased all shares of Somerset Automation, Inc. for $5,557,918. This transaction was partially financed by the issuance of 1,958,233 shares of common stock and with seller notes payable totaling $747,907. In July 1999, $300,000 of notes payable to related parties was exchanged for Common Stock.

See accompanying notes.

1. ORGANIZATION AND BUSINESS

Celerity Solutions, Inc. (the "Company") (formerly known as Capitol Multimedia, Inc.), a Delaware corporation organized in 1982, develops and markets software in the supply chain management (SCM) sector of the business software market. SCM encompasses the planning and control of material and resources from customer order entry through warehousing and logistics, to customer delivery. The Company's product line enables control of inventory and resources not only between locations in the supply chain but through warehouses as well.

On April 16, 1997, the Company sold selected multimedia assets to Davidson & Associates, Inc., a division of CUC International, Inc. The assets that were sold include art, animation and audio production capabilities located in St. Petersburg, Russia, and Concord, Massachusetts.

On December 8, 1997, the Company acquired all of the outstanding stock of Somerset Automation, Inc. (SAI). SAI is a technology leader in the warehouse management software market. Its WMS 4.0 software is client server based, highly flexible, user configurable, and supports single and multiple facility enterprises.

The Company believes that existing cash and cash equivalents, short-term investment balances, its accounts receivable factoring agreement and the recently renegotiated notes to related parties will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months.

The Company experienced a net loss of $2,890,889 in fiscal 1999. Subsequent to March 31, 1999, the Company successfully renegotiated several notes payable to related parties. As a result of negotiations with the note holders, $1,215,198 of debt previously scheduled to be repaid in the fiscal year ending March 31, 2000 has been reclassified as long term. In addition, the largest two notes were partially settled by non-exclusive license fees sales to the related parties totaling $400,000 and the exchange of $300,000 debt for equity (refer to note
16).

Management anticipates declining revenues in fiscal 2000 as a result of the year 2000 change-over slowing purchase decisions for customers and potential customers of the Company. Management believes that operating expenses have been reduced sufficiently to achieve profitability and to generate sufficient operating cash flows in fiscal 2000 to meet all current obligations. In the event revenues decline further than planned, additional expense reductions will be made. These reductions would be made in the non-revenue generating departments including administration, marketing, sales and research and development. The Company also has access to $800,000 in receivables factoring through an agreement with Imperial bank. If necessary, other financing options will be explored. The Company can attempt to renegotiate agreements with its major note holders, who are the President and Chairman of the Company. These note holders have been willing to reschedule payments in the past to improve the Company's liquidity. The Company can also attempt to provide stock as compensation to management. Looking forward to 2001, the Company expects sales to increase as decisions delayed by the year 2000 change over are made. In addition, the Company at this point expects license revenues to increase as a percentage of sales with the successful completion of the NT version of the Warehouse Management product and the addition of distributors carrying the Company's products.

There is no assurance that the Company can achieve the profitability and positive liquidity discussed above.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash in banks and investments in highly liquid, short-term instruments with maturities of 90 days or less when purchased. Cash equivalents consist principally of overnight repurchase agreements.

CONCENTRATIONS OF CREDIT RISK

Financial  instruments  that  potentially  subject  the  Company to credit  risk consist primarily of short term investments, accounts receivable, notes receivable from related parties and notes and guaranteed royalties receivable. The risk of loss on the accounts receivable, and notes and guaranteed royalties receivable, is minimized by the creditworthiness of the Company's customers located in the U.S., and the Company's credit and collection policies. The Company performs ongoing credit evaluations of its customers, generally does not require collateral, and maintains allowances for potential credit losses. As of March 31, 1999, approximately 78% of accounts receivable were concentrated with four customers.

The risk of loss associated with the notes receivable from related parties is minimized as the notes receivable are collateralized by the notes payable to related parties.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments, primarily cash and cash equivalents, short- term investments, accounts receivable, notes receivable from related parties, notes and guaranteed royalties receivable, accounts payable, accrued expenses and short-term notes payable, approximate their carrying value as of March 31, 1999 and 1998 due to the-short term nature and the variable interest rate of those instruments that bear interest.

The fair value of the note payable to related parties approximated carrying value due to no material changes in interest rates since their issuance in fiscal 1999.

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the fiscal year ended March 31, 1999, events and circumstances indicated that $785,000 of capitalized software and related goodwill of $995,017 might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to their fair value.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives. Repair and maintenance expenditures are charged to operations as incurred. Estimated useful lives are as follows:

         Furniture and fixtures             5 - 7 years

         Computers and equipment            3- 5 years

         Purchased software                 3 years

         Leasehold improvements             Shorter of 3-10 years or the
                                            remaining term of the lease


CAPITALIZED SOFTWARE COSTS

The Company accounts for software development costs in accordance with SFAS No. 86, Accounting for Software Development Costs. Under SFAS No. 86, software development costs incurred until technological feasibility is established are expensed as research and development. Software development costs incurred after technological feasibility is established are capitalized and amortized over the products' estimated useful life commencing with general release.

Amortization is provided using the straight-line method over the estimated useful life, which generally is five years or less. All capitalized software is amortized on a product-by-product basis using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues with minimum amortization based on a straight-line basis over the product's useful life. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs requires considerable judgment by management with respect to numerous external factors, including, but not limited to, anticipated future gross revenues, competition, estimated economic lives and changes in software and hardware technologies. Provisions for declines in the net realizable value of capitalized software costs are made in the period in which they first become determinable.

GOODWILL

Goodwill represents the excess purchase price paid over the net assets acquired in the purchases of Client Server Technologies Inc. (CSTI) on March 31, 1997 and Somerset Automation Inc. (SAI) on December 8, 1997 (See Note 8). Goodwill is being amortized on a straight-line basis over 10 and 7 year periods for CSTI and SAI, respectively, based on management's estimate of the useful life.

REVENUE RECOGNITION

Revenue derived from the sale of hardware products and software licensing arrangements is recognized in accordance with Accounting Research Bulletin (ARB) No. 45 Long Term Construction-Type Contracts and SOP 81-1 Accounting For Performance of Construction-Type and Certain Production-Type Contracts.

The Company derives three types of revenues related to its software products. Services, on a time and material basis for significant modifications or consulting contracts, are recorded as they are rendered and related costs incurred. License fee revenue is recorded based upon the percentage of completion method of accounting for significant modification and consulting contracts. Software support contract revenue is recognized ratably over the term of the contract. Hardware is recognized when delivered.

The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately six months following initial installation. As of March 31, 1999, the Company had not incurred any significant expenses related to warranty claims.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price at least equal to the fair value of the shares at the date of the grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations in accounting for its employee stock options. The Company has adopted the disclosure only provisions provided for under SFAS No. 123, Accounting for Stock-Based compensation ("SFAS No. 123"). Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Stock options and other stock-based awards to non-employees are accounted for based on fair value.

INCOME TAXES

The Company provides for income taxes under the liability method prescribed by SFAS No. 109, Accounting For Income Taxes. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at each year end. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB") issued SFAS No. 128, Earnings per Share ("SFAS NO. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas in which estimates are used include revenue recognition, useful lives of property and equipment, intangibles and certain accrued expenses. Actual results could differ from those estimates.

RECLASSIFICATION

Certain amounts in the Fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation.

SEGMENT REPORTING

Effective April 1, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 131 superseded FASB Statement No. 14, Financial Reporting For Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption by the Company of SFAS 131 did not affect results of operations, financial position, or the footnote disclosures.

GEOGRAPHIC AREA OF OPERATIONS

At March 31, 1999 only 6% of the Company's labor force was employed by the Company's subsidiary in St. Petersburg, Russia. Economic conditions in Russia, including lower wage rates and different standards of living, allow the Company to transact business in St. Petersburg at a relatively low cost structure. Changes in the political, social, or economic stability, or significant changes in the exchange rate of the Russian Ruble would not have a significant affect on the Company's operations. However, if this were to occur, the Company would shift tasks to its U.S. labor force and close this operation.

FOREIGN CURRENCY TRANSACTIONS

As the functional currency of the Company's Russian subsidiary is the United States dollar, the Company does not record foreign currency translation adjustments in shareholders equity. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency and are generally included in determining net loss for the period in which the exchange rate changes. Such amounts were not material for fiscal years 1999 or 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective beginning in 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or of results of operations of the Company.

3. NOTES RECEIVABLE FROM RELATED PARTIES

As part of the December 8, 1997 acquisition of SAI, the Company entered into loan agreements with several former SAI shareholders. These 7.5% interest bearing notes are secured by the notes payable to these shareholders resulting from the same acquisition as more fully described in Note 9. The balance receivable as of March 31, 1999 was $98,711 including interest.

4. NOTES AND GUARANTEED ROYALTIES RECEIVABLE

In connection with its June 1993 sale of video post-production assets, the Company received a secured promissory note for $800,000, interest accruing at 8.0% and compounding annually, principal plus accrued interest due on July 31, 1998 with an option to convert the note into stock.

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

Upon execution of the agreements, HMSI and HALLC paid the Company $845,359 and agreed to give the Company $60,000 of post-production goods and services. HMSI also agreed to pay the Company four additional separate monthly payments of Forty Thousand Dollars ($40,000) followed by 12 separate payments of Twelve Thousand Five Hundred Dollars ($12,500). The total payments to be received under these agreements including interest are $1,215,359. The Company negotiated an acceleration of the payments due and has received all but $12,500 at March 31, 1999.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                 March 31
                                      -------------------------------
                                           1999             1998
                                      -------------------------------
Property and equipment:
   Computers and office equipment      $  980,430       $   793,696
    Furniture and fixtures                245,050           223,501
    Purchased software                    326,814           214,130
    Leasehold improvements                 40,839            34,923
                                      -------------------------------
Total property and equipment             1,593,133        1,266,250
Accumulated depreciation                  (970,149)        (697,577)
                                      ===============================

Net property and equipment             $   622,984      $   568,673
                                      ===============================


6. CAPITALIZED SOFTWARE COSTS

Capitalized software costs include purchased developed software resulting from the acquisitions of Client Server Technologies, Inc. on March 31, 1997 and Somerset Automation, Inc. on December 8, 1997. Capitalized software is being amortized on a straight line basis over 5 years for CSTI and SAI, which is management's estimate of the useful life. And $160,012 of capitalizable costs, which were incurred during the year ended March 31, 1999.

7. LOSS PER SHARE

Loss per share has been calculated as follows:

                                                                    March 31
                                                       ----------------------------------
                                                             1999             1998
                                                       ----------------------------------
Numerator
    Net loss                                            $ (2,890,889)     $ (1,995,015)
                                                       ----------------------------------

Denominator

    Weighted average shares  outstanding                   8,033,825         6,656,882

    Effect of dilutive securities                                  -                 -
                                                       ----------------------------------

    Adjusted weighted average shares outstanding           8,033,825         6,656,882
                                                       ==================================

    Basic and diluted loss per common share             $    ( .36)       $    ( .30 )
                                                       ==================================


Potential common shares are not included because they would be antidilutive.

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

On December 8, 1997, the Company acquired all of the outstanding stock of SAI for stock, debt securities and cash valued at $5,557,918. The purchase price was composed of 1,958,233 unregistered shares of the Company's common stock valued at $2,313,848, long-term notes, with a stated interest rate of 7.5%, totaling $747,907, and cash payments totaling $2,496,163. The cash portion of the purchase price was netted on the Consolidated Statement of Cash Flows against $916,949 of cash held by SAI. SAI was merged into Somerset Solutions, Inc. (Somerset), a wholly owned subsidiary of the Company, at which time SAI's corporate existence terminated. The transaction was accounted for under the purchase method of business combinations. As a result of the acquisition, $394,553 of goodwill was recorded which will be amortized on a straight line basis over 7 years, $665,323 of capitalized software was recorded and will be amortized on a straight line basis over 5 years, and $3,094,527 of purchased in-process research and development was written off at December 8, 1997.

9. LONG-TERM DEBT TO RELATED PARTIES AND LEASE COMMITMENTS:

Long-term debt to related parties consist of the following:

                                                                               Year Ended March 31

                                                                    -----------------------------------------
                                                                             1999                  1998
                                                                    -----------------------------------------
  1.  Convertible  unsecured  non-interest  bearing  notes
      payable  to  various employees and former employee
      stockholders  issued in connection with the acquisition
      of CSTI. The payment schedule was renegotiated in
      April of 1999.  The term is 24 months with interest                 $  259,434          $  317,852
      accrued at 8% compounded monthly.

  2.  Convertible secured non-interest bearing note payable
      to Officer issued in connection  with  the  acquisition
      of  CSTI.  The  payment  schedule  was renegotiated in
      July of 1999.  The term is 42 months with interest
      accrued at 8% compounded monthly.                                      778,899           1,228,257

  3.  Secured  note  payable  to an  Officer  issued  in
      conjunction  with  the acquisition  of SAI . The
      payment  schedule  was  renegotiated  in July of
      1999. The term is 36 months with interest accrued
      at 8% compounded monthly.                                              439,959

  4.  Notes  payable to various  employees and former
      employees in  conjunction with the acquisition of SAI.
      The payment schedule was renegotiated in April of                       97,666             732,738
      1999.  The term is 24 months with interest accrued at
      8% compounded monthly.

  5. Notes payable to various employees and former
     employees at a 7.5% interest rate in conjunction with
     the acquisition of SAI.                                                  37,312
                                                                    -----------------------------------------

Total debt to related parties                                              1,613,270           2,278,847


Less current portion                                                         593,318           1,100,797
                                                                    -----------------------------------------

Total long-term debt to related parties                                   $1,019,952         $ 1,178,050
                                                                    =========================================


Subsequent to year-end,  the Company renegotiated the payment terms on notes 1 -
4. Please see the subsequent event footnote for more detailed information.

Note 5 represents final payment to SAI note holders whose original notes were not renegotiated.

At March 31, 1999 the long term debt to related parties is scheduled to be paid as follows:

                                                 Principal
   Fiscal year ending March 31:
        2000                                     $   593,318
        2001                                         314,147
        2002                                         243,432
        2003                                         462,373
        Thereafter
                                                          --
                                                ============
        Total                                   $  1,613,270
                                                ============

ACCOUNTS RECEIVABLE FACTORING AGREEMENT

The Company entered into an agreement on February 18, 1999 with a bank, to sell (factor) account receivable invoices not to exceed $800,000. The term of this agreement is for one year, and from year to year thereafter unless terminated in writing by either party. The agreement provides for advances on invoices of 80%, with a monthly factor rate of 1.75% and no administrative fee. As of March 31, 1999 , the Company had a short term payable to the bank under this agreement of $185,899. This arrangement expires in February 2000.

LEASE COMMITMENTS

The Company leases office space, computer hardware and office equipment under non-cancelable operating lease expiring on various dates through 2004 and includes various renewal options and escalation clauses. Total rent expense for operating leases amounted to $717,182 and $556,429 for the years ended March 31, 1999 and 1998, respectively. At March 31, 1999, minimum annual commitments under noncancelable operating leases and sublease rental income are as follows:

                                  Operating     Sublease Rental
                                   leases           Income                Net
   Fiscal year ending March 31:
          2000                  $   892,478       $  (402,383)       $   490,095
          2001                      672,042          (233,144)           438,898
          2002                      681,686          (233,144)           448,542
          2003                      690,108          (233,144)           456,964
          2004                      615,815          (233,144)           382,671
          Thereafter                     --                --                 --
                                ===========       ===========        ===========
Total                           $ 3,552,129       $(1,334,959)       $ 2,217,170
                                ===========       ===========        ===========


The Company sub-leases its former office in Bethesda, Maryland under two non-cancelable operating leases. One lease runs through April 2000 and one through the end of the Company's lease in Fiscal 2004 and require that minimum lease payments be made to the Company of $169,239 and $1,165,722 respectively.

10. CAPITAL STOCK

WARRANTS

At March 31, 1999, the Company had outstanding warrants to purchase 517,700 shares of its common stock, as follows:

In April 1992, the Company issued Series A Warrants to purchase 492,700 shares (344,500 warrants, each of which entitles the holder to purchase 1.74 shares of Common Stock) at an exercise price of $3.57 per share through March 31, 1998. The number of shares and exercise price are based on anti-dilutive provisions in the Warrants. These Warrants have been extended through March 31, 2000.

In May 1997, in connection with an agreement for investment banking services, the Company issued a warrant to purchase 25,000 shares of the Company's common stock at $1.24 per share for a period of three years.

STOCK OPTIONS

At March 31, 1999, the Company had outstanding options to purchase 2,036,900 shares of its Common Stock as follows:

Grants Pursuant to Employment Arrangements
During 1995, the Company granted options to purchase 330,000 shares of common stock, with a $3.898 weighted average exercise price per share, pursuant to various employment arrangements. At September 13, 1996 options to purchase 230,000 shares were canceled, and in August 1997 options to purchase 72,000 shares were cancelled. At March 31, 1998 and 1999, options to purchase 28,000 shares of common stock at $3.75 per share were outstanding with expiration dates of March 31, 2006. 28,000 shares were exercisable at the $3.75 exercise price per share at March 31, 1999.

Non-Qualified Employee Stock Option Plan
In 1993, the Company adopted the Amended and Restated 1991 Non-Qualified Celerity Solutions Inc. Employee Stock Option Plan (the Employee Plan). In August 1997, the Company amended this Employee Plan to reflect the Company name change and to permit the Company to grant options for 3,000,000 shares of common stock to its employees and consultants. Options are granted at the fair market value of the Company's common stock on the date of grant.

The following table sets forth employee stock options granted, exercised, canceled, and outstanding under the Employee Plan:


                                                 Outstanding Options
                                        Number of Options    Weighted Average
                                                              ExercisePrice
                                     ------------------------------------------

Balance at March 31, 1997                   1,194,661               $2.5370
   Granted                                    447,000                1.3557
   Exercised                                  (27,500)               1.0800
   Expired                                    (27,450)               6.1597
   Canceled                                  (130,185)               5.7624
Balance at March 31, 1998                   1,456,526                1.8456
   Granted                                    817,000                2.1918
   Expired                                     (7,026)               4.4589
   Canceled                                  (647,600)               1.8787

Balance at March 31, 1999                   1,618,900               $2.0110

At March 31, 1999, 930,372 options outstanding under the Employee Plan were exercisable. There were 1,224,314 and 1,386,688 options available for grant under the Employee Plan at March 31, 1999 and 1998, respectively.

Non-Qualified Stock Option Plan for Non-Employee Directors

In 1995, the Company adopted the Amended and Restated 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (the Director Plan). In August 1997 the Company amended the Director Plan to permit the Company to grant options to purchase 600,000 shares of common stock to its non-employee directors. Grants of options to purchase 15,000 shares of common stock at fair market value are automatic upon a director's election to the Board and on the date of each subsequent annual meeting during a director's tenure. On August 25, 1998 the Director Plan was amended increasing the compensation for Director's services to a stock option to purchase 20,000 shares of the Company's common stock. Each option granted under the Director Plan is exercisable for five years from the date of grant.

The following table sets forth non-employee director stock options granted, exercised, canceled, and outstanding under the Director Plan:

                                             Outstanding Options
                                Number of Options     Weighted Average Exercise
                                                                Price
                                -----------------------------------------------
Balance at March 31, 1997             220,000                 $ 3.644
   Granted                             90,000                   1.550
                                -----------------------------------------------
Balance at March 31, 1998             310,000                   3.036
   Granted                             80,000                   1.500
                                -----------------------------------------------

Balance at March 31, 1999             390,000                 $ 2.7211
                                ===============================================

At March 31, 1999, 390,000 options outstanding under the Director Plan were exercisable. There were 210,000 and 290,000 option shares available for grant under the Director Plan at March 31, 1999 and 1998, respectively.

SFAS No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation" requires disclosure of pro forma information regarding net income and net income per share based on fair value accounting for stock-based compensation plans. The following table presents weighted average price and life information about significant option groups outstanding at March 31, 1999:


                                                   Shares outstanding                  Options Exercisable
                                                   ------------------                  -------------------

                                            Weighted Average      Weighted                            Weighted
                                               Remaining          Average                             Average
       Range of               Number        Contractual Life      Exercise           Number           Exercise
    Exercise Prices        Outstanding           (years)            Price          Exercisable          Price
   $  .83 to $ 1.50          947,900              3.40           $  1.1555         458,072          $   1.1067
   $ 1.51 to $ 2.63          526,000              3.06           $  2.1391         327,300          $   2.1212
   $ 3.75 to $ 4.66          563,000              2.99           $  4.1964         563,000          $   4.1964
---------------------------------------------------------------------------------------------------------------
   $  .83 to $ 4.66        2,036,900              3.20           $  2.2498       1,348,372          $   2.6430
===============================================================================================================


Pursuant to the requirements of FAS 123, the following are the pro forma net income and net income per share for March 31, 1999 and 1998, as if the compensation expense for the option plans had been determined based on the fair value at the grant date for grants in the years then ended:


                                     March 31, 1999                             March 31, 1998
                                     --------------                             --------------

                              As Reported          Pro Forma          As Reported            Pro Forma
Net loss                     $ (2,890,889)       $ (3,905,547)       $ (1,995,015)         $ (2,406,070)
                        ==================================================================================
Net loss per share           $       (.36)       $       (.49)       $       (.30)         $       (.36)
                        ==================================================================================


The fair value of options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:


                                                     Options
                                              1999            1998
                                              ----            ----
Volatility                                    1.000           1.000
Expected option life (years)                  4.9 yrs.        4 yrs.
Interest rate ( risk free)                    5.12%           6.00%

Volatility was calculated on a monthly basis. The company has never declared nor paid dividends on any of its capital stock and does not expect to do so in the foreseeable future. The effects on 1999 and 1998 pro forma net income and net income per share of expensing the estimated fair value of stock options and shares are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one and two years of option grants under the Company's plans.

11. INCOME TAXES

Significant components of deferred tax assets as of March 31 are as follows:


                                                         1999            1998
                                                     ---------------------------
Deferred tax assets:
     Net operating loss carryforwards                $ 4,150,000    $ 2,927,000
     Depreciable and amortizable assets                    8,000          8,000
     Allowance for doubtful accounts                      56,000         56,000
     Alternative minimum tax credit carryfoward           74,000         43,000
     Research tax credit carryforwards                   320,000        281,000
     Accrued Expenses                                     97,000         57,000
                                                     ---------------------------
     Total Deferred Assets                             4,705,000      3,372,000
Deferred tax liabilities:
     Cash to accrual difference from acquired
            companies                                   (153,000)      (188,000)
     Prepaid Expenses                                    (24,000)       (24,000)
                                                     ---------------------------
     Total Deferred Liabilities                         (177,000)      (212,000)
                                                     ---------------------------
Net deferred assets                                    4,528,000      3,160,000
Valuation allowance for net deferred tax assets       (4,528,000)    (3,160,000)
                                                     ===========================
Net deferred assets:                                 $      --      $      --
                                                     ===========================


At March 31, 1999 and 1998, the Company had Federal tax net operating loss carryforwards of $11,132,000 and $8,109,000, respectively. The valuation allowance for deferred tax assets increased by $ 1,368,000 from 1998 to 1999. Tax net operating loss and investment tax credit carryforwards expire in varying amounts beginning in 1999 through 2019. Tax net operating loss and tax credit carryforwards are subject to limitation resulting from certain corporate ownership changes under Internal Revenue Code Sections 382 and 383.

12. SIGNIFICANT CUSTOMERS

During 1999, the Company had sales of approximately $3,394,000, $1,404,000, $1,307,000 and $ 1,117,000 to four customers which represented 30%, 12%, 11% and 10% of net sales respectively. During 1998, the Company had sales of approximately $865,000 and $717,000 to two customers which represented 14% and 12% of net sales respectively.

13. RESTRUCTURING EXPENSES

During the year ended March 31, 1999, the Company recognized $439,277 of charges consisting primarily of severance benefits for three employees none of which has been paid.

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

The Company acquired CSTI on March 31, 1997 and SAI on December 8, 1997. Each Company maintained a 401K retirement plan. The CSTI Plan was merged into the Company's plan as of April 1, 1998. The SAI plan was merged into the Company's plan as of August 1, 1998.

Company contributions totaled $101,773 and $35,355 during the years ended March 31, 1999 and 1998, respectively.

15. LICENSING, DISTRIBUTION, AND DEVELOPMENT AGREEMENTS

Licensing and Distribution Agreement with Davidson & Associates, Inc. The Company entered into an agreement with Davidson & Associates, Inc. ("Davidson") on July 11, 1995 pursuant to which Davidson was granted a worldwide license to distribute six software programs and related materials produced by the Company based upon international folktale storybooks in a CD-ROM for Macintosh and Windows format. The Company retains all right and title to all copyrights and trademarks contained in the works. As consideration for the grant of license the Company receives one-half (1/2) of the receipts less agreed upon costs and expenses. Furthermore, Davidson agreed to pay the Company a non-refundable advance, against future payments resulting from localized product, in the amount of $90,000 for each localization kit accepted by Davidson. There were no revenues recognized from this agreement during the year ended March 31, 1999 or 1998. In March 1998, the Company transferred and assigned to Davidson any and all rights in full for three out of the six titles under this agreement.

Publishing and Licensing Agreement with Broderbund Software, Inc. The Company entered into an agreement dated February 9, 1996 with Broderbund granting a worldwide license for two (2) titles in a CD-ROM for Macintosh and Windows format. The Company retains all right and title to all copyrights and trademarks contained in the work. As consideration for the grant of license the Company will receive 30% of the receipts less agreed upon costs and expenses for sales, on-line versions, sequels, foreign language adaptations and conversions by publisher, and 50% of the receipts less agreed upon costs and expenses for OEM sales, sequels, foreign language adaptations and conversions. Furthermore, Broderbund agreed to pay the Company a non-refundable advance, against future payments in the amount of $100,000 for each title accepted by Broderbund. Broderbund also agreed to pay the Company a non-refundable advance, against future payments resulting from localized product, in the amount of $150,000 for each localization kit accepted by Broderbund. There were no revenues recognized from this during the year ended March 31, 1999 or 1998.

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

Under this amendment, the Company discontinued all development work and agreed to halve any subsequent royalty receipts, reflecting the fact that the Company was only responsible for half of the development. There were no costs or revenues generated under this agreement during the year ended March 31, 1999 or 1998.

16. SUBSEQUENT EVENT AND RELATED PARTY TRANSACTIONS

During March and July 1999, all notes payable to related parties over $20,000 were renegotiated as follows:

The note payable with a balance of $1,025,798 at March 31, 1999 including imputed interest to be paid will be reduced by $200,000 in fiscal 2000 for the sale of a source code license to Mr. Carr related to the CSTI software. The Mr. Carr is prohibited from transferring this license to a third party by a non-compete agreement which extends 12 months from termination of employment. The note payable is further reduced by the conversion of $300,000 of the debt into equity at $.40 per share. The remaining $538,048 is to be paid over 42 months at 8% with monthly payments of approximately $14,681.

Another note payable with a balance of $439,960 including accrued interest will be reduced by $200,000 in fiscal 2000 for the sale of a source code license to the Mr. Ringuette for the warehouse management software acquired in the Somerset acquisition. The balance of $239,960 is to be paid over 36 months at 8% with monthly payments of $7,494. These payments are offset by royalty fees earned from a 5 year royalty agreement. If there is a balance remaining at the end of the 5 year agreement the Company must pay that balance.

One note holder with a balance of $20,035 has not agreed to new payment terms. His note is currently past due and is accruing interest at a 13.75% annual rate.

The remaining notes payable to related parties totaling $337,065 including accrued interest at March 31, 1999 were renegotiated into equal monthly payments over two years at 8% interest.

The above renegotiations resulted in the reclassification of $1,293,281 of current liabilities to long term, with $700,000 being transferred in the form of debt conversions into equity and revenue. All payment schedules also include provisions to defer payments up to 6 months. This deferral of 6 months of principal payments results in $ 205,000 of current Liabilities deferred on a roll forward basis. This includes the note payments as well as the severance pay outs of $80,000 scheduled over the next year, which is in accrued liabilities and can also be deferred.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item is incorporated by reference to the information contained in the "Election of Directors" and "Executive Officers" sections of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained in the "Executive Compensation" section of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information contained in the "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" sections of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information contained in the "Transactions with Beneficial Owners, Directors, and Executive Officers" section of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following financial statements are included in this report for the fiscal years ending March 31, 1999 and 1998.

     o    Balance Sheets

     o    Statements of Operations

     o    Statements of Stockholder's Equity

     o    Statements of Cash Flows

     o    Notes to Financial Statements

                 Schedule II - Valuation and Qualifying Accounts
                             Celerity Solutions Inc.


                                       ----------------------------------------------------------------
                                                     Additions
                                        Balance at   Charged to   Charged to                 Balance at
                                        Beginning    Costs and      Other                      End of
Description                             of Period     Expenses     Accounts    Deductions      Period
-------------------------------------------------------------------------------------------------------
Year End March 31, 1999
  Allowance for doubtful accounts        $156,600   $1,347,401       $ -       $1,276,001     $230,000


Year End March 31, 1998
  Allowance for doubtful accounts        $126,394   $   53,171       $ -       $   20,965     $158,600
-------------------------------------------------------------------------------------------------------

     Bad debts written off net of collections.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

EXHIBITS:

A list of the  exhibits  included  as part of this  report  is set  forth in the
Exhibit index which immediately precedes such exhibits and which is incorporated herein by reference.

REPORTS ON FORM 8-K

On March 18, 1999, the Company filed a form 8-K and announced that it had completed several organizational changes, including the resignation of four directors, and a company-wide restructuring.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

CELERITY SOLUTIONS, INC.


BY:  ___________________
     Paul Carr, President and Chief Executive and Chief Financial Officer, July 13, 1999


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below thereby constitutes and appoints Paul Carr, his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments or supplements to this Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, lawfully do, or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                  TITLE AND DATE
-------------------------------       -----------------------------------

/s/ Paul Carr                         President, CEO, CFO & Director
-------------------------------
Paul Carr                             July 13, 1999

/s/ Luc Ringuette                     Director, Chairman of the Board
-------------------------------
Luc Ringuette                         July 13, 1999


/s/ Richard Santagati                 Director
-------------------------------
Richard Santagati                     July 13, 1999

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

2.7 Acquisition Agreement By and Between Celerity Solutions, Inc. ( as `Buyer") and Somerset Automation, Inc. ( as "Seller") dated December 8, 1997 (incorporated herein to the exhibit filed with the Company's Form 8-K, filed December 23, 1997).

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

10.53 Severance Agreement with Dale Desharone dated April 17, 1997 ( incorporated by reference herein to the exhibits filed with the Company's Form 10QSB for the Quarter ended June 30, 1997 , filed August 13,1997)

10.54 Licensing and Distribution Agreement with Davidson & Associates, Inc. ( incorporated by reference herein to the exhibits filed with the Company's Form 10QSB for the Quarter ended June 30, 1997 , filed August 13,1997).

10.55 Software Publishing and Licensing Agreement with Broderbund Software, Inc. ( incorporated by reference herein to the exhibits filed with the Company's Form 10QSB for the Quarter ended June 30, 1997 , filed August 13,1997).

10.56 Accounts Receivable Factoring Agreement with recourse between the Company and Imperial Bank dated February 18, 1999.*

10.57 Letter Agreement dated July 13, 1999 between the Company and Paul Carr relating to the renegotiation of the Convertible Promissory Note and Security Agreement dated March 31, 1997.

10.58     Letter  Agreement  dated July 13,  1999  between  the  Company and Luc
          Ringuette   relating  to  the  renegotiation  of  the   Non-negotiable
          Promissory Note and Security Agreement dated December 8, 1997.

10.59 Source Code License Agreement dated July 13, 1999 between the Company and Luc Ringuette relating to the renegotiation of the Non-negotiable Promissory Note and Security Agreement dated December 8, 1997.

10.60 Source Code License Agreement dated July 13, 1999 between the Company and Paul Carr relating to the renegotiation of the Convertible Promissory Note and Security Agreement dated March 31, 1997.

21.1      List of Celerity Solutions, Inc. Subsidiaries

23.1      Consent of Independent Auditors.

24.1      Powers of Attorney (contained on signature page hereof).

27.1      Financial Data Schedule.

Exhibit
Number    Exhibit Name

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

99.17 Press Release announcing the Company had entered into a multi-million dollar agreement with Distribution Dynamics, Inc (DDI), a Walnut Creek, California-based, distributor of "C" class commodity items, including fasteners and related items to original equipment manufacturers dated October 26, 1998. (incorporated by reference herein to the exhibit filed with the Company's From 8-K filed October 27, 1998).

99.18 Form 8-K/A amending the Form 8-K filed December 23, 1998 for the acquisition of Somerset Automation Inc. The Company amended the pro forma financial statements in response to a request for additional information from the SEC. (incorporated by reference herein to the exhibit filed with the Company's From 8-K/A filed July 17, 1998).


*    To be filed by amendment