Form 10QSB
period 1999-06-30
CELERITY SOLUTIONS INC
filed 1999-08-23
CIK 884142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [_X_] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

            [___] Transition Report Under Section 13 or 15(d) of the
                                  Exchange Act
                        For the transition period from to

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                  Number Outstanding Shares
           Title of Class                            as of June 30, 1999
           --------------                            -------------------
Common Stock, $.10 Par Value                              9,592,886

     Transitional Small Business Disclosure Format: Yes _____ No __X__

                            Exhibit Index on Page 18

                            CELERITY SOLUTIONS, INC.
                                  JUNE 30, 1999
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (unauditd):
             Condensed Consolidated Balance Sheets as of June 30, 1999
                   and March 31,1999                                          3
             Condensed Consolidated Statements of Operations for the
                 three months ended June 30, 1999 and 1998                    5
             Condensed Consolidated Statements of Cash Flows for the
                  three months ended June 30, 1999 and 1998                   6
             Notes to Condensed Consolidated Financial Statements             7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         results of Operations                                                8



PART II  OTHER INFORMATION



ITEM 1.  Legal Proceedings                                                   15

ITEM 2.  Changes in Securities                                               15

ITEM 3.  Defaults Upon Senior Securities                                     15

ITEM 4.  Submission of Matters to a Vote of Security Holders                 15

ITEM 5.  Other Information                                                   15

ITEM 6.  Exhibits and Reports on Form 8-K                                    15

             Signatures                                                      16

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            Celerity Solutions, Inc.
                      Condensed Consolidated Balance Sheets

                                                        June 30       March 31
                                                         1999           1999
                                                     --------------------------
Assets                                               (Unaudited)        Note 1
Current assets:
   Cash and cash equivalents                         $   779,043    $   401,376
   Short-term investments                                 13,267         13,251
   Accounts receivable, net                            1,593,854      2,774,327
   Income Taxes receivable                                42,301         42,301
   Notes Receivable                                       98,711         98,711
   Notes and guaranteed royalties receivable                   0         12,500
   Prepaid expenses and other current assets             117,365        125,915
                                                     --------------------------
Total current assets                                   2,644,541      3,468,381

Property and equipment:                                1,621,189      1,593,133
   Less: accumulated depreciation and amortization    (1,051,142)      (970,149)
                                                     --------------------------
                                                         570,047        622,984

Capitalized software, net                                733,426        785,923
Goodwill, net                                            959,718        995,017
Other long-term assets                                    84,057         84,057
                                                     --------------------------
Total assets                                         $ 4,991,791    $ 5,956,362
                                                     ==========================


See notes to condensed consolidated financial statements.

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            Celerity Solutions, Inc.
                Condensed Consolidated Balance Sheets (continued)

                                                           June 30        March 31
                                                             1999           1999
                                                        ----------------------------
                                                         (Unaudited)       Note 1
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued liabilities              $  1,816,378    $  2,437,361
  Current portion of notes payable to related parties        530,897         593,318
  Short Term Notes Payable                                       158         199,186
  Unearned revenue and other current liabilities             278,880         391,684
                                                        ----------------------------
Total current liabilities                                  2,626,313       3,621,549

Notes payable to related parties                           1,019,952       1,019,952
Deferred rent                                                 61,281          62,406
                                                        ----------------------------
Total liabilities                                          3,707,546       4,703,907
                                                        ----------------------------

Shareholders' equity:
  Common stock, $.10 par value (9,592,886 shares
    issued and outstanding)                                  959,289         959,289
  Additional paid-in capital                              19,038,245      19,038,245
  Accumulated deficit                                    (16,787,195)    (16,818,985)
                                                        ----------------------------
                                                           3,210,339       3,178,549

Less treasury stock, at cost (775,088 shares)             (1,926,094)     (1,926,094)
                                                        ----------------------------
Total shareholders' equity                                 1,273,272       1,252,455
                                                        ----------------------------
Total liabilities and shareholders' equity              $  4,991,791    $  5,956,362
                                                        ============================


See notes to condensed consolidated financial statements.

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Operations

                                                         Three Months Ended
                                                              June 30
                                                        1999           1998
                                                    -----------     -----------
                                                       -----(Unaudited)-----
Revenue:
  Services                                          $ 2,003,517     $ 1,933,570
  Software licenses                                     330,154         531,136
  Hardware and other                                          0         914,671
                                                    ---------------------------
Total revenue                                         2,333,671       3,379,377

Cost of sales
  Services                                            1,042,159       1,398,234
  Hardware and related                                   15,000         781,396
  Amortization of capitalized software                   52,497          43,266
                                                    ---------------------------
Total cost of sales                                   1,109,656       2,222,896
                                                    ---------------------------
Gross margin                                          1,224,015       1,156,481

Operating expenses:
  Research and development                              514,652         292,400
  General and administrative                            322,944         598,425
  Sales and marketing                                   272,938         355,749
  Amortization of goodwill                               35,299          34,771
                                                    ---------------------------
Total operating expenses                              1,145,833       1,281,345
                                                    ---------------------------

Operating income (loss)                                  78,182        (124,864)

Other income (expense):
  Interest and other income, net                        (29,428)         65,444
  Interest expense                                      (16,965)        (63,877)
                                                    ---------------------------
Income (loss) before income taxes                        31,789        (123,297)
Income tax (expense) benefit                                  0          20,000
                                                    ---------------------------
Net income (loss)                                   $    31,789     $  (103,297)
                                                    ===========================
Income (loss) Per Common Share:
Net income (loss) per share                         $       .00     $      (.01)
                                                    ===========================
Weighted average shares outstanding                   9,592,886       8,017,798
                                                    ===========================
Income (loss) Per Share-Assuming Dilution:
Net income (loss) per share                         $       .00     $      (.01)
                                                    ===========================
Weighted average shares outstanding                   9,592,886       8,017,798
                                                    ===========================


See notes to condensed consolidated financial statements.

                            CELERITY SOLUTIONS, INC.

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                                                      Three Months Ended
                                                                           June 30
                                                                      1999          1998
                                                                  --------------------------
                                                                    ----- (Unaudited) -----
Operating Activities
Net (loss) income                                                 $    31,789    $  (103,297)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
  Depreciation of property and equipment                               80,992         73,341
  Amortization of goodwill and developed software                      87,796         78,037
  Changes in operating assets and liabilities:
    Accounts receivable                                             1,180,473       (739,581)
    Prepaid expenses and other current assets                           8,550        (11,146)
    Short-term notes receivable                                        12,500        (43,607)
    Long-term notes receivable and other assets                             0         14,920
    Accounts payable and accrued liabilities                         (620,983)       395,590
    Income taxes payable                                                    0        (45,199)
    Other current liabilities                                               0        (16,323)
    Notes payable to related parties                                  (62,421)       (99,791)
    Short Term Notes Payable                                         (199,028)             0
    Unearned revenue and deferred rent                               (113,929)      (184,650)
                                                                  --------------------------
Net cash provided by (used in) operating activities                   405,739       (681,706)

Investing Activities
Capital expenditures                                                  (28,056)       (28,351)
                                                                  --------------------------
Net cash (used in) investing activities                               (28,056)       (28,351)

Financing Activities
Purchases of short-term investments                                       (16)       (16,930)
Proceeds from sales of short-term investments                               0        300,000
                                                                  --------------------------
Net cash provided by (used in ) financing activities                      (16)       283,070
                                                                  --------------------------

Net increase (decrease) in cash and cash equivalents                  377,667       (426,987)
Cash and cash equivalents at beginning of period                      401,376      1,347,246
                                                                  --------------------------
Cash and cash equivalents at end of period                        $   779,043    $   920,259
                                                                  ==========================


See notes to condensed consolidated financial statements.

                            CELERITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, have been prepared in accordance with Form 10-QSB instructions and do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 1999 of Celerity Solutions, Inc. (the "Company"), as filed with the Securities and Exchange Commission. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's March 31, 1999 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The March 31, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Income (loss) Per Share

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per share:

                                                                         Three Months Ended
                                                                              June 30
                                                                     -------------------------
                                                                         1999         1998
                                                                     -------------------------
Numerator:
Net income (loss)                                                    $    31,789   $  (103,297)
                                                                     -------------------------
Numerator for income (loss) per common share and income
(loss) per
share-assuming dilution                                              $    31,789   $  (103,297)

Denominator:
Denominator for income (loss) per common share-Weighted average
shares  outstanding                                                    9,592,886     8,017,798
Effect of Dilutive securities                                                0 *            **
                                                                     -------------------------
Denominator for diluted income (loss) per share- Adjusted weighted
  average shares                                                       9,592,886     8,017,798
                                                                     =========================
Income (loss)  per common share                                      $      0.00   $      (.01)
                                                                     =========================
Income (loss) per common share-assuming dilution                     $      0.00   $      (.01)
                                                                     =========================

* No options are included in the calculation because all options are priced above $.50, which was the closing price of Celerity's stock on June 30, 1999. There are also warrant A to purchase 344,500 shares at $3.57 which were outstanding at June 30, 1999, but not included in the potential common share computations because their exercise prices were greater than the average market price of common shares.

** Potential common shares are not included because they would be antidilutive. Had the numerator been a profit the potential common shares would have increased the weighted average shares outstanding by 597,285 shares as of the three months ended June 30, 1998. In addition, there were options to purchase 1,195,026 shares at exercise prices between $2.42 and $4.66 per share outstanding at June 30, 1998 that were not included in the potential common share computations because their exercise prices were greater than the average market price of the common shares. There were also warrants to purchase 599,621 shares at $3.57 and 2,500 shares at $2.47 which were outstanding at June 30, 1998, but not included in the potential common share computations because their exercise prices were greater than the average market price of common shares. These would have been antidilutive, even if a profit had been reported in the numerator.

                            CELERITY SOLUTIONS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REULTS OF OPERATIONS

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

     In April 1997, the Company sold certain of its multimedia assets to Davidson & Associates ( Davidson), a division of Cendant, Inc. The Company is focused on the business software market and has no plans to develop new multimedia products in the foreseeable future.

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

     In March 1999, the Company underwent a company wide restructuring which resulted from poor operating performance. This restructuring included management changes, changes to the Company's Board of Directors and a 20% reduction in its domestic work force.

     During March and July 1999, all notes payable to related parties over $20,000 were renegotiated. This resulted in the reclassification of $1,293,281 of current liabilities to long term, with $700,000 being transferred in the form of debt conversions into equity and revenue. All payment schedules also include provisions to defer payments up to 6 months. This deferral of 6 months of principal payments results in $205,000 of current liabilities deferred on a roll forward basis. This deferral includes note payments as well as severance pay outs of $80,000 scheduled over the next year, which is reflected in accrued liabilities and can also be deferred.

Effect of Restructuring

     In March of 1999, the company began a process of restructuring to reduce costs and losses. Operating expenses decreased 10.6% to $ 1,145,833 versus $1,281,345 in the same period in 1998. A much larger decrease is evident when comparing the quarter ended June 30, 1999 to the prior quarter ended March 31, 1999. Operating expenses decreased 68.9% from $3,694,103 to $1,145,833. The following table compares results for the periods ending March 31, 1999 and June 30, 1998 with the period ending June 30, 1999.

                            CELERITY SOLUTIONS, INC.


                                            ---------------------------------------------------------------------------
                                                June 30             March 31         %           June 30           %
                                                  1999                1999         Change          1998         Change
                                              (unaudited)          (unaudited)                  (unaudited)
                                            ---------------------------------------------------------------------------
Cost of sales:
  Services                                     $1,042,159          $1,429,558      -27.1%       $1,398,234      -25.0%
  Hardware and related                             15,000              18,046      -16.9%          781,396      -98.1%
  Amortization of capitalized software             52,497              48,178        9.0%           43,266       21.3%
                                            ---------------------------------------------------------------------------
Total cost of sales                             1,109,656           1,495,782      -25.8%        2,222,896      -50.1%

Operating expenses:
  Research and development                        514,652             888,952      -42.1%          292,400       76.0%
  General and administrative                      322,944             698,888      -53.8%          598,425      -46.0%
  Sales and marketing                             272,938           1,632,216      -83.3%          355,749      -23.3%
  Amortization of goodwill                         35,299              34,770        1.5%           34,771        1.5%
  Restructuring Expense                                 0             439,277     -100.0%                0
                                            ---------------------------------------------------------------------------
Total operating expenses                       $1,145,833          $3,694,103      -68.9%       $1,281,345      -10.6%

Net Sales

     Revenues from services increased $69,947 or 3.6% for the three months ended June 30, 1999 versus the same period in 1998. Revenues from software license sales decreased $200,982 or 37.8% for the three months ended June 30, 1999 versus the same period in 1998. There were fewer active projects during the three months ended June 30, 1999, the Company anticipates software license sales to continue to trail last year as a result of delayed sales decisions related to year 2000 change over.

     Revenues from hardware and related sales decreased $914,671 for the three months ended June 30, 1999 versus the same period in 1998. This decrease is attributable to the completion in 1998 of two large hardware sales. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to be significant in fiscal 2000.

                            CELERITY SOLUTIONS, INC.

     The level of net sales realized by the Company in any quarter is principally dependent on the portion of projects completed and the number of new software licenses sold. The purchase of supply chain and warehouse management solutions requires a significant commitment of capital and resources on the part of the customer, the sales cycles are long and average from six to nine months. As a result, revenue recognition is subject to many risks such as budgetary cycles, changes in the business of a customer and overall economic trends that are not controllable by the Company. Quarterly results have varied significantly in the past and are likely to fluctuate in the future as a result of the timing of new orders, product development expenditures, the number and timing of new product completions, and multimedia product shipments and returns. A significant portion of the Company's operating expenses are fixed and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely and disproportionately affected. As a result of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict. The Company expects that revenues in fiscal 2000 will decrease below those reported for fiscal 1999, due to the year 2000 change over slowing purchase decisions for customers and potential customers of the Company.

Cost of Sales

     Cost of services are incurred in connection with the sale of supply chain and warehouse management software. Cost of services consists of costs primarily associated with consulting and implementation services that are sold as part of a total supply chain and warehouse management solution, and costs associated with providing support to customers. These costs decreased $356,075 or 25.0% during the three months ended June 30, 1999 versus the same period in 1998. Cost of services as a percent of revenue from services decreased 20.3% for the three months ended June 1999 versus the same period in 1998. This decrease is mainly attributed to using fewer outside contractors and deploying employees from R&D to work on service related revenues.

     Cost of sales from hardware and related decreased $766,396 or 98.1% for the three months ended June 30, 1999 versus the same period in 1998. This decrease is attributable to the completion of two large hardware sales during the quarter ended June 30, 1998. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to be significant in fiscal 2000.

                            CELERITY SOLUTIONS, INC.


Research and Development

     Research and development (R&D) expenses increased $222,252 or 76.0% during the three months ended June 30, 1999 versus the same period in 1998. Development increased during fiscal 1999 as the company accelerated the project of integrating the supply chain and warehouse management products.

General and Administrative

     General and administrative expenses decreased $275,481 or 46.0% during the three months ended June 30, 1999 versus the same period in 1998. This decrease is due to the restructuring that occurred during March of 1999.

Sales and Marketing

     Sales and marketing expense decreased $82,811 or 23.2% during the three months ended June 30, 1999 versus the same period in 1998. This item includes personnel related costs, as well as, those costs related to facilities, travel, trade shows, advertising and promotions. This decrease is due to the restructuring that occurred during March of 1999.

                            CELERITY SOLUTIONS, INC.


Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash and cash equivalents. During the three months ended June 30, 1999, cash and cash equivalents increased $ 377,683 or 91% to $792,310.

     Accounts receivable decreased $1,180,473 or 42.9% to $1,593,854 for the three months ended June 30, 1999. Of this $350,000 resulted from the settlement of a disputed, past due balance with one major customer.

     Accounts payable and accrued liabilities decreased $620,983 or 25.5% to $1,816,378 for the three months ended June 30, 1999. The Company had slowed payments with several vendors in the last two quarters of fiscal 1999. Most of these vendors were paid current during the quarter. All vendors with the potential to disrupt business are current at the date of this report.

     Notes payable to related parties decreased $62,421, for the three months ended June 30, 1999, reflecting scheduled payments. The Company renegotiated payment schedules with 7 of 8 note holders. Payments to these note holders are current at the date of this report.

     Short Term Notes payable has decreased $199,028 to $158 for the three months ended June 30, 1999. This balance was a balance due to Imperial Bank under the terms of the Company's factoring agreement. The Company was notified in August that Imperial Bank will not fund additional advances under this agreement until Celerity provides Imperial with copyright documentation for Celerity's software products required under the security provisions of the agreement. The failure of Imperial bank to fund future advances on receivables under this agreement is not expected to have an adverse effect on the Companies operations.

     Unearned revenue decreased $113,929, for the three months ended June 30, 1999, reflecting the net recognition of support maintenance and license revenue fees that are greater than the receipts taken in on new yet-to-be recognized license fees.

     The Company believes its existing cash and cash equivalent balances, short-term investment balances, and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months.

     The Company does not currently have plans for major capital expenditures, but does have $1,019,952 in long-term notes payable to related parties from the acquisitions of SAI and CSTI. These notes are payable in various amounts beginning April 15, 1999 and ending June 2002. The Company believes that existing cash and cash equivalent balances, short-term investment balances and potential cash flow from operations will satisfy this long-term liability.

                            CELERITY SOLUTIONS, INC.


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

     The Company utilizes outside providers for services such as payroll processing and 401(k) benefit administration, third party vendor equipment, and various software products which may or may not be year 2000 compliant. The
Company utilizes Solomon software for its internal financial and accounting systems, and has verified with the vendor that the software is year 2000 compliant. The Company has addressed the issue and taken steps to make sure that all such exposure is eliminated, but failure of any critical technological component to operate properly may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. The Company does not expect year 2000 related compliance costs to be material, but can not assure that such costs will be inconsequential.

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

                            CELERITY SOLUTIONS, INC.


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

     Numerous factors may affect the Company's business and its results of operations. These factors include the potential for significant fluctuations in quarterly results, dependence on new products and rapid technological change, risk of software errors or failures, the level and intensity of competition, lack of product diversification, dependence on certain distribution channels, proprietary intellectual property rights, limited operating history in the supply chain management software industry, integration of acquisitions, loss of key employees, lack of profitability, sustaining a public trading market, absence of dividends, and international operations. For a discussion of these and other factors that may affect the Company's future results, see the Form 10-KSB for March 31, 1999

                            CELERITY SOLUTIONS, INC.


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 28, 1999, Ludmila Kopeikina, the former President of the Company, filed suit in the Superior Court in the County of Middlesex in the Commonwealth of Massachusetts against the Company and its President, Paul Carr. Ms. Kopeikina seeks damages and injunctive relief arising from the alleged failure of the Company to pay wages and benefits due of approximately $280,000 under the Employment Agreement between the Company and Ms. Kopeikina dated September 18, 1996, as well as interest, costs and treble damages.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K:

     The Company filed a report on form 8-K dated April 9, 1999, relating to the resignation and appointment of a new Chief Financial Officer and the extension of the Company's Class A warrants.

                            CELERITY SOLUTIONS, INC.


                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CELERITY SOLUTIONS, INC.
                                               (Registrant)


Date: August 23, 1999                   /s/  Cheryl McCarthy
                                             -----------------------------------
                                             Cheryl McCarthy
                                             Controller (Principal Accounting
                                             Officer)


Date:  August 23, 1999                  /s/  Paul Carr
                                             -----------------------------------
                                             Paul Carr
                                             President, Chief Financial Officer
                                             & Secretary / Treasurer