Form 10KSB/A
period 1999-03-31
CELERITY SOLUTIONS INC
filed 1999-10-07
CIK 884142

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



                           COMMON STOCK $.10 PAR VALUE

                                (Title of Class)

                          REDEEMABLE SERIES A WARRANTS

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Exhibit Index Located on Page 51               Page 1 of 54

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's Revenues for the Fiscal Year Ended March 31, 1999:  $ 11,466,383

The aggregate market value of the voting stock held by non-affiliates, computed using the sales price of such stock, as of May 31, 1999 was $ 3,940,658.

As of May 31, 1999, the number of shares of Common Stock outstanding was 8,842,886.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on September 10, 1999 are incorporated by reference into Part III hereof. The Definitive Proxy Statement will be filed with the Commission within 120 days of the registrant's fiscal year ended March 31, 1999.

Transitional Small Business Disclosure Format   Yes [ ]  No  [X]

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

During the quarter ended March 31, 1999, the Company announced that it completed a company-wide restructuring, including management changes and changes to its Board of Directors. Effective March 12, 1999, Paul Carr, the founder of Client Server Technologies, Inc. (CSTI), was appointed President and Chief Executive Officer and assumed responsibility of the Company's day-to-day operations. Mr. Carr has over 20 years of experience in the supply chain management software industry, and has managed several successful companies, including Cardinal Data Corp. and Ross Systems (Logistics Product Division). Mr. Carr and Mr. Ringuette, the founder Somerset, were also elected to the Company's Board of Directors in connection with the restructuring. Mr. Ringuette was elected Chairman of the Board. Luda Kopeikina, Igor Razboff, Philip Redmond and Alan White resigned from the Board of Directors effective March 12, 1999. Richard J. Santagati continues to serve as a Director on the Board. Harold H. Leach, Jr. and Edward B. Merino were elected directors to the Company's Board of Directors on April 16, 1999. Mr. Leach is a co-founder of Legal Computer Solutions, Inc. ("LCS"). LCS is an Internet software products company. He is also a director of Sapiens International Corporation, N.V., (NASDAQ: SPNS), a developer of mainframe database tools. Previously, Mr. Leach was partner of the Boston


CURRENT BUSINESS DEVELOPMENTS, CONTINUED

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

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses increased $828,261 or during the year ended March 31, 1999 versus 1998. This increase is a result of Somerset R&D employees on the payroll for all of fiscal 1999 versus only a portion of fiscal 1998. R&D as a percent of sales, excluding hardware sales, increased from 15% to 16% for the year ended March 31, 1999. The Company capitalized $35,000 of third quarter R&D costs related to the Continuum 6.1 Software for Windows NT, this consisted of enhancements to the Continuum 6.1 Software for Windows NT that was completed in December 1997. The Company capitalized $125,012 of third quarter R&D costs related to the Unix/Oracle version of the WMS software. The Unix/Oracle version of the WMS and the enhanced version of the Continuum 6.1for Windows NT products reached technological feasibility in the third quarter and will be available for general release within the next nine months. In fiscal 2000, management expects R&D costs to decrease as a percentage of sales versus fiscal 1999, primarily due to the allocation of the R&D staff to billable projects and thus being included in cost of sales. Acquired in-process R&D projects are presented below and are grouped by each entity acquired.

Due to the nature of the industry, the Company expects additional product platforms and/or functionality's to evolve that are currently not in development. There can be no assurance that the Company will be able to develop and market new products or product enhancements that respond to technological change or evolving industry standards, that new products will be released on schedule, or that released products will achieve any degree of market acceptance. The inability, for technological or other reasons, to successfully develop and introduce new products or product enhancements could have a material adverse effect on the Company's business and its operating results and financial condition.


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

These efforts are expected to increase future revenue. The Company is not certain it will be able to realize the benefits from this investment. The Company expects sales and marketing expenses to decrease in absolute dollars and as a percent of sales during fiscal 2000 because of the receivable write-offs of uncollectible accounts receivable and cost reductions implemented as part of the company-wide restructuring in fiscal 1999


PURCHASED IN PROCESS RESEARCH & DEVELOPMENT (CSTI)

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

In order to determine the purchase price accounting for the CSTI acquisition, an independent third party was engaged to complete a valuation of the intangible assets of CSTI acquired by the Company. The Company's accounting practice, in accordance with generally accepted accounting principals, is to expense research and development costs, therefore, the Company recorded a write-off of $2,200,000 for CSTI related to in-process research and development.

CSTI's acquired in-process technology, as of the date of the acquisition included, the development of applets for the internet, re-writing and porting of the Continuum 6.0 software to Windows NT, the development of the DRP software package and the porting of the software onto the Sun Solaris platform.

The following table provides information regarding the CSTI acquisition:


                        Stage of         Stage of
                     completeness,      completeness,        Expected       Estimated cost
                       at date of        at date of       completion, at   to complete, at     Actual costs
                      acquisition       acquisition          date of           date of         incurred to
    Project             in hours         in dollars        acquisition       acquisition         complete
    -------             --------         ----------        -----------       -----------         --------
Internet applets          90%               90%           Fiscal 1998           $10,000            $5,000
Windows NT                50%               50%           Dec. 1997            $300,000          $300,000
DRP software              80%               80%           Dec. 1997            $160,000          $170,000
Port to Sun
Solaris                   40%               40%           July 1997            $120,000           $90,000


CSTI's acquired in-process technology projects are all complete as of March 31, 1999. The development of applets for the Internet did not achieve technological feasibility and was not continued. This project, in total, involved approximately $90,000 in development costs and is not considered material. The other three in-process projects were the rewriting and porting of the Continuum
6.0 software to Windows NT, the development of the DRP software package and the porting of the software onto the Sun Solaris platform. These projects were completed and achieved technological feasibility within the original estimates used in the acquisition valuation. There are no changes in the Company's expectations of these projects from the original valuation. The benefit to the Company from the DRP software was immediate. The Windows NT project began to benefit the Company on completion in December of 1997.

In completing the valuation of intangible assets associated with the CSTI acquisition, the Company identified all projects that were either completed or in-process. The Company then determined whether the projects were in-process based on applicable accounting literature including, SFAS No. 86: Accounting for Software Costs and SFAS No. 2: Accounting for Research and Development Costs. The Company, with the assistance on an independent third party, used a discounted cash flow on projected income method to compute the value of intangible assets. The discount rate used for the valuation for in process technology was 23%.

In determining the value of the intangible assets of CSTI, the Company made a number of assumptions about the future operating performance. The Company assumed no significant increases in revenue in the existing Continuum product line due to the introduction of the new version in early 1998. The Company assumed that CSTI's gross margin was expected to improve only slightly. The cost estimates utilized in the valuation approximate the actual cost incurred to complete the projects, but revenue projections for fiscal 2000 are lower than anticipated because of the resources necessary to continue to accelerate revenue growth. This growth will be slower than originally anticipated, but management believes that these projects will continue to grow revenue over the long term.

The Weighted Average Cost of Capital (WACC) measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in a company's target capital structure. The cost of debt financing for the CSTI acquisition was not considered meaningful because debt financing was an insignificant component of the Celerity structure. The estimate of the cost of equity financing was derived utilizing the "Capital Asset Pricing Model" (CAPM) which measures the return required by investors given the company's risk profile. The resulting rate is the sum of the risk-free rate of 6.9% which is equal to the long-term treasury securities rate, plus an equity risk premium of 7.4% multiplied by the beta coefficient of 1.2 for the volatility of the CSTI transaction, or 8.9%, for an after tax cost of equity for the assets as a whole of approximately 15.8%. The estimated discount rates for the valuation of individual assets for the CSTI acquisition were derived taking into consideration factors such as the intensity of the competitive environment, the size and resources of the competitors and other factors.

The following is a table that provides historical and projected revenue, cost of sales, gross margin, operating expenses, and operating profit data for CSTI. The projected data was prepared with input from the management from the acquired company.

Twelve Months Ending


------------------------ ---------------- ----------------
                           Mar., 1999       Mar., 2000
                            Projected        Projected
------------------------ ---------------- ----------------
Sales                        $5,125           $6,400
------------------------ ---------------- ----------------
Gross Margin %                63.9%            61.8%
------------------------ ---------------- ----------------
Selling, general and
administrative %              31.6%            31.6%
------------------------ ---------------- ----------------
Research and
Development %                 8.5%             8.3%
------------------------ ---------------- ----------------


CSTI's sales were expected to grow at a rate greater than their recent history due to the expected introduction following the acquisition of new products described as under development. Further, it was anticipated that professional service rates and license fees would be increased in line with the market. Cost of sales was expected to decrease as a percent of sales from CSTI's recent history (an average of 64.6% of sales from 1994 through 1998 to an average of 37.2% of sales for 1999 and 2000) for several reasons including, a shift in sales mix from professional services to license fees and the anticipated increase in professional services rates and license fees. Operating expenses were expected to increase from CSTI's recent history (an average of 25.8% of sales to an average of 31.6% of sales for 1999 and 2000) due to an increased investment in sales and marketing expenses needed to develop a direct sales organization and develop indirect sales channels.


PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT (SAI)

On December 8, 1997, the Company acquired all of the outstanding stock of SAI for stock, debt securities and cash valued at $5,557,918. As a result of the acquisition, $394,553 of goodwill was recorded, which is being amortized on a straight line basis over 7 years, $665,323 of capitalized software was recorded, which is being amortized on a straight line basis over 5 years. This transaction was accounted for under the purchase method of business combinations.

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

Somerset's in-process technology, as of the date of the acquisition, included, rewriting, packaging and porting software to Windows NT and the Unix/Oracle port project . The following table provides information regarding the SAI acquisition:


                        Stage of         Stage of
                     completeness,      completeness,        Expected       Estimated cost
                       at date of        at date of       completion, at   to complete, at     Actual costs
                      acquisition       acquisition          date of           date of         incurred to
    Project             in hours         in dollars        acquisition       acquisition         complete
    -------             --------         ----------        -----------       -----------         --------
Windows NT                50%               56%           Early 1998           400,000           $350,000

Unix/Oracle port
project                   95%               90%           Early 1998           250,000           $225,000


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

The Weighted Average Cost of Capital (WACC) measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in a company's target capital structure. The cost of debt financing for the Somerset acquisition was assumed to approximate the cost of debt for Celerity. Accordingly, a rate of 7.36% was applied, which is equal to the Baa rated corporate bond rate as of December 5, 1997. Since this represents a pretax cost of debt, the selected tax rate of 41% was applied to arrive at an after-tax cost of debt of 4.34%. The estimate of the cost of equity financing was derived utilizing the "Capital Asset Pricing Model" (CAPM) which measures the return required by investors given the company's risk profile. The resulting rate is the sum of the risk-free rate of 5.9% which is equal to the long-term treasury securities rate, plus an equity risk premium of 7.5% multiplied by the beta coefficient of 1.2 for the volatility of the Somerset transaction, or 9.0%, plus the small company risk premium of 3.5%, plus the unsystematic risk factor of 2.0% for an after tax cost of equity for the assets as a whole of approximately 20.4%. The estimated discount rates for the valuation of individual assets for the Somerset acquisition were; Developed Technology - 25%, In-Process Technology - 30%, and Trade Name and Trademark - 30%. "

The following is a table that provides historical and projected revenue, cost of sales, gross margin, and operating expenses for Somerset Automation. The projected data was prepared with input from the management of the company.

Twelve Months Ending

------------------------ ---------------- ----------------
                           Mar., 1999       Mar., 2000
                            Projected        Projected
------------------------ ---------------- ----------------
Sales                        $6,003           $11,300
------------------------ ---------------- ----------------
Cost of sales %               38.8%             36%
------------------------ ---------------- ----------------
Gross Margin %                61.2%             64%
------------------------ ---------------- ----------------
Selling, general  and
administrative %               31%              31%
------------------------ ---------------- ----------------

SAI's sales were expected to increase in fiscal 2000 at a rate greater than recent history due to the anticipated introduction of products under development at the time of the acquisition, including primarily the Windows NT platform. Cost of sales were expected to decrease as a percent of sales from SAI's recent history due to the introduction of Windows NT and the discontinuation of COBOL in fiscal 1999. Specifically, the shift in product mix from COBOL (12% of sales) and Unix/Oracle (88% of sales) in fiscal 1998 to COBOL (6% of sales), Unix/Oracle (61% of sales), and Windows NT (33% of sales) in fiscal 1999 was expected to have the greatest impact on gross margins of the business. Further, in fiscal 2000, COBOL was expected to be completely discontinued and Unix/Oracle (50% of sales) and Windows NT (50% of sales) were expected to be the remaining revenue generating products of the business. In regards to operating expenses, the Company estimated these expenses to remain at 31% of SAI sales and expected that these levels would sufficiently fund general and administrative expenses and all sales and marketing initiatives involving the release of new product introductions. Finally, research and development costs were expected to be associated with projects under development only and were therefore only considered in determining the appropriate allocation between 'in-process completed' technology and `in-process to be completed' technology as of the date of acquisition.


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


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

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


                                   CELERITY SOLUTIONS, INC.
                                              (Registrant)


Date: October 1, 1999              /s/
                                   ------------------------------------
                                        Cheryl McCarthy
                                        Controller (Principal Accounting
                                         Officer)

Date: October 1, 1999              /s/
                                   ------------------------------------
                                       Paul Carr
                                       President, Chief Financial Officer &
                                         Secretary / Treasurer

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

2.7 Acquisition Agreement By and Between Celerity Solutions, Inc. (as "Buyer") and Somerset Automation, Inc. ( as "Seller") dated December 8, 1997 (incorporated herein to the exhibit filed with the Company's Form 8-K, filed December 23, 1997).

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

10.53 Severance Agreement with Dale Desharone dated April 17, 1997 (incorporated by reference herein to the exhibits filed with the Company's Form 10QSB for the Quarter ended June 30, 1997 , filed August 13,1997)

10.54 Licensing and Distribution Agreement with Davidson & Associates, Inc. (incorporated by reference herein to the exhibits filed with the Company's Form 10QSB for the Quarter ended June 30, 1997 , filed August 13,1997).

10.55 Software Publishing and Licensing Agreement with Broderbund Software, Inc. (incorporated by reference herein to the exhibits filed with the Company's Form 10QSB for the Quarter ended June 30, 1997 , filed August 13,1997).

10.56 Accounts Receivable Factoring Agreement with recourse between the Company and Imperial Bank dated February 18, 1999.

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