Form 10QSB
period 1999-09-30
CELERITY SOLUTIONS INC
filed 1999-11-15
CIK 884142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,1999

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

                                 (781) 329-1900
                            Issuer's telephone number


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                 Number Outstanding Shares
           Title of Class                         as of November 12, 1999
           --------------                         -----------------------
     Common Stock, $.10 Par Value                        9,592,886

Transitional Small Business Disclosure Format: Yes [_] No [X]

                            Exhibit Index on Page 12

                            CELERITY SOLUTIONS, INC.
                               SEPTEMBER 30, 1999
                                   FORM 10-QSB
                                TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited)
           and March 31,1999                                                                3
         Condensed Consolidated Statements of Operations for the three
           and six months ended September 30, 1999 and 1998 (unaudited)                     5
         Condensed Consolidated Statements of Cash Flows for the
           six months ended September 30, 1999 and 1998 (unaudited)                         6
         Notes to Condensed Consolidated Financial Statements                               7

ITEM 2.  Management's Discussion and Analysis and Plan of
           Operation                                                                        8


PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                 12

ITEM 2.  Changes in Securities                                                             12

ITEM 3.  Defaults Upon Senior Securities                                                   12

ITEM 4.  Submission of Matters to a Vote of Security Holders                               12

ITEM 5.  Other Information                                                                 12

ITEM 6.  Exhibits and Reports on Form 8-K                                                  12

         Signatures                                                                        13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            Celerity Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                September 30      March 31
                                                    1999            1999
                                                ----------------------------

Assets
Current assets:
   Cash and cash equivalents                     $   148,375    $   401,376
   Short-term investments                             13,391         13,251
   Accounts receivable, net                        1,627,898      2,774,327
   Income taxes receivable                            42,301         42,301
   Notes receivable                                   98,711         98,711
   Notes and guaranteed royalties receivable               0         12,500
   Prepaid expenses and other current assets         124,622        125,915
                                                 ---------------------------
Total current assets                               2,055,298      3,468,381

Property and equipment, at cost                    1,635,810      1,593,133
Less Accumulated depreciation and amortization    (1,132,413)      (970,149)
                                                 ---------------------------
Net Property and equipment                           503,397        622,984

Capitalized software, net                            680,929        785,923
Goodwill, net                                        924,420        995,017
Other long-term assets                               138,134         84,057
                                                 ===========================
Total assets                                     $ 4,302,178    $ 5,956,362
                                                 ===========================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            Celerity Solutions, Inc.
                Condensed Consolidated Balance Sheets (continued)
                                   (Unaudited)

                                                                   September 30              March 31
                                                                       1999                    1999
                                                                  -------------------------------------
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                       $  1,560,524             $  2,437,361
   Current portion of notes payable to related parties                 445,797                  593,318
   Short term notes payable                                                                     199,186
   Unearned revenue and other current liabilities                      304,484                  391,684
                                                                  -------------------------------------
Total current liabilities                                            2,310,805                3,621,549

Notes payable to related parties                                       619,952                1,019,952
Deferred rent                                                           60,156                   62,406
                                                                  -------------------------------------
Total liabilities                                                    2,990,913                4,703,907

Shareholders' equity:
   Common stock, $.10 par value                                        959,289                  959,289
   Additional paid-in capital                                       19,038,245               19,038,245
   Accumulated deficit                                             (16,760,175)             (16,818,985)
                                                                  -------------------------------------
                                                                     3,237,359                3,178,549

Less treasury stock, at cost                                        (1,926,094)              (1,926,094)
                                                                  -------------------------------------
Total shareholders' equity                                           1,311,265                1,252,455
                                                                  -------------------------------------
Total liabilities and shareholders' equity                        $  4,302,178             $  5,956,362
                                                                  =====================================

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Operations

                                                         Three Months Ended                     Six Months Ended
                                                            September 30                          September 30
                                                      1999                1998               1999              1998
                                                   ------------------------------------------------------------------------
                                                       -----(Unaudited)-----                  -----(Unaudited)-----
Revenue:
  Services                                         $ 1,500,279        $ 2,189,742        $ 3,503,796        $ 4,123,313
  Software licenses                                    720,500            761,049          1,050,654          1,292,185
  Hardware and other                                    14,995            105,810             14,995          1,020,481
                                                   --------------------------------------------------------------------
Total revenue                                        2,235,774          3,056,601          4,569,445          6,435,979

Cost of sales
  Services                                           1,133,671          1,596,507          2,175,830          2,995,404
  Hardware and related                                  12,500             86,881             27,500            868,277
  Amortization of capitalized software                  52,497             43,266            104,994             86,532
                                                   --------------------------------------------------------------------
Total cost of sales                                  1,198,668          1,726,654          2,308,327          3,950,213
                                                   --------------------------------------------------------------------
Gross margin                                         1,037,106          1,329,947          2,261,121          2,485,766
Operating expenses:
  Research and development                             425,675            270,565            940,327            562,965
  General and administrative                           323,307            706,900            646,251          1,305,325
  Sales and marketing                                  239,243            483,402            512,181            839,677
  Amortization of goodwill                              35,299             34,771             70,597             69,543
                                                   --------------------------------------------------------------------
Total operating expenses                             1,023,524          1,495,638          2,169,356          2,777,510

Operating income (loss)                                 13,582           (165,691)            91,765           (291,744)

Other income (expense):
  Interest and other income                             33,884             22,443              4,455             87,888
  Interest expense                                     (20,445)           (60,572)           (37,410)          (124,450)
                                                   --------------------------------------------------------------------
Income (loss) before income taxes                       27,021           (203,820)            58,810           (328,306)
 Income tax benefit                                          0             33,000                  0             53,000
                                                   --------------------------------------------------------------------
Net income (loss)                                  $    27,021        $  (170,820)            58,810        $  (275,306)
                                                   ====================================================================
ncome (loss) per common share:
Net income (loss) per share                        $      0.00        $     (0.02)       $      0.01        $     (0.03)
                                                   ====================================================================
Weighted average shares outstanding                  9,592,886          8,017,798          9,592,886          8,017,798
                                                   ====================================================================

                            CELERITY SOLUTIONS, INC.

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                         September 30
                                                                                   1999                 1998
                                                                               --------------------------------
Operating Activities
Net income (loss)                                                              $    58,810          $  (275,306)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Sale of software license in exchange for notes payable to                    (400,000)
     related parties
     Depreciation and amortization of property and equipment                       162,264              157,759
     Amortization of goodwill and developed software                               175,591              156,074
     Changes in operating assets and liabilities
         Accounts receivable                                                     1,146,429             (937,010)
         Prepaid expenses and other current assets                                   1,293              (80,487)
         Short and long term notes receivable                                       12,500              793,493
         Other long term assets                                                    (54,077)              17,268
         Accounts payable and accrued liabilities                                 (876,837)             274,824
         Income taxes payable                                                                           (79,700)
         Short term notes payable                                                 (199,186)                   0
         Unearned revenue, deferred rent and other current liabilities             (89,450)            (111,341)
                                                                               ---------------------------------
Net cash used in operating activities                                              (62,663)             (84,426)

Investing Activities
Purchase of property and equipment                                                 (42,677)            (171,000)
                                                                               ---------------------------------
Net cash used in investing activities                                              (42,677)            (171,000)

Financing Activities
Purchases of short-term investments                                                   (140)             (25,950)
Notes payable to related parties                                                  (147,521)            (220,130)
Proceeds from sales of short-term investments                                            0              500,000
                                                                               ---------------------------------
Net cash (used in) provided by financing activities                               (147,661)             253,920
                                                                               ---------------------------------

Net decrease in cash and cash equivalents                                         (253,001)              (1,506)
Cash and cash equivalents at beginning of period                                   401,376            1,347,246
                                                                               ---------------------------------
Cash and cash equivalents at end of period                                     $   148,375          $ 1,345,740
                                                                               =================================

                            CELERITY SOLUTIONS, INC.


1.   Statement of Information Provided

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, have been prepared in accordance with Form 10-QSB instructions and do not include all disclosures provided in the annual consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 of Celerity Solutions, Inc. (the "Company"), as filed with the Securities and Exchange Commission. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's March 31, 1999 Annual Report on Form 10-KSB. The March 31, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Income (loss) Per Share

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per share:

                                                       Three Months Ended                     Six Months Ended
                                                          September 30,                         September 30,
                                                  --------------------------------------------------------------------
                                                     1999               1998               1999               1998
                                                  --------------------------------------------------------------------
Numerator:
Net income (loss)                                 $    27,021       $  (170,820)       $    58,810       $    (275,306)
                                                  ====================================================================
Numerator for income (loss) per common
share and income (loss) per share-assuming
dilution                                          $    27,021       $  (170,820)       $    58,810       $    (275,306)
                                                  ====================================================================

Denominator:
Denominator for income (loss) per common
share-Weighted average shares  outstanding
                                                    9,592,886         8,017,798          9,592,886           8,017,798
Effect of Dilutive securities:
                                                            *                **                  *                  **
                                                  ====================================================================
Denominator for diluted income (loss) per
share- Adjusted weighted average shares             9,592,886         8,017,798          9,592,886           8,017,798
                                                  ====================================================================
Income (loss)  per common share                   $      0.00       $     (0.02)       $      0.01       $       (0.03)
                                                  ====================================================================
Income (loss) per common share-assuming
dilution                                          $      0.00       $     (0.02)       $      0.01       $       (0.03)
                                                  ====================================================================


* No options are included in the calculation because all options are priced above $0.125, which was the closing price of Celerity's stock on September 30, 1999. There are also warrants to purchase 344,500 shares at $3.57, which was outstanding at September 30, 1999, but not included in the potential common share computations because its exercise price was greater than the average market price of common shares.

** Potential common shares are not included because they would be antidilutive. Had the numerator been a profit the potential common shares would have increased the weighted average shares outstanding by 351,579 shares as of the three months ended September 30, 1998, and by 496,599 shares for the six months ended September 30, 1998. In addition, there were options to purchase 1,193,000 shares at exercise prices between $2.469 and $4.66 per share outstanding at September 30, 1998 that were not included in the potential common share computations because their exercise prices were greater than the average market price of the common shares. There were also warrants to purchase 599,621 shares at $3.57 and 2,500 shares at $2.47 which were outstanding at September 30, 1998, but not included in the potential common share computations because their exercise prices were greater than the average

                            CELERITY SOLUTIONS, INC.

market price of common shares. These would have been antidilutive, even if a profit had been reported in the numerator.

3.   Related Party Transactions

During March and July 1999, two notes payable to related parties over $20,000.00 were renegotiated as follows:

The note payable To Mr. Carr with a balance of $1,025,798 at March 31, 1999 including imputed interest to be paid has been reduced by $200,000 in the quarter ended September 30, 1999 for the sale of a source code license to Mr. Carr related to the CSTI software. The Mr. Carr is prohibited from transferring this license to a third party by a non-compete agreement which extends 12 months from termination of employment. The note payable had been reduced by the conversion of $300,000 of the debt into equity at $.40 per share and reflected in the March 31, 1999 results. The remaining $538,048 is to be paid over 42 months at 8% with monthly payments of approximately $14,681.

Another note payable to Mr. Ringuette with a balance of $439,960 including accrued interest has been reduced by $200,000 in the quarter ended September 30, 1999 for the sale of a source code license to the Mr. Ringuette for the warehouse management software acquired in the Somerset acquisition. The balance of $239,960 is to be paid over 36 months at 8% with monthly payments of $7,494. These payments are offset by royalty fees earned from a 5 year royalty agreement. If there is a balance remaining at the end of the 5 year agreement the Company must pay that balance.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the condensed unaudited financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly operating results may occur as a result of certain factors, such as the size and timing of customer contracts and competition. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period. Statements, which are not historical facts contained in this report, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                            CELERITY SOLUTIONS, INC.


Revenue

     Revenues from services decreased $689,463, or 32%, and $619,517, or 15%, for the three month and six month periods ended September 30, 1999 versus the same periods in 1998. These decreases were attributable to the completion of several projects that incurred non-billable time during the second quarter and the delay in the start of new projects. Management expects that service revenues for the current fiscal year will decrease versus fiscal 1999 levels.

     Revenues from software license sales decreased $40,549, or 5%, and $241,531, or 19%, for the three month and six month periods ended September 30, 1999 versus the same periods in 1998. Management believes that license revenue continues to trail last year as a result of delayed sales decisions of customers related to year 2000 change over.

     Revenues from hardware and related sales decreased $90,815 and $1,005,486 for the three and six month periods ended September 30, 1999 versus the same periods in 1998. These decreases are attributable to the completion in 1998 of two large hardware sales. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to be significant in fiscal 2000.

     The  level  of  net  sales  realized  by the  Company  in  any  quarter  is principally dependent on the portion of projects completed. The purchase of supply chain and warehouse management solutions requires a significant commitment of capital and resources on the part of the customer, the sales cycles are long and average from six to nine months. As a result, revenue is subject to many risks such as budgetary cycles of customers, changes in the business of a customer and overall economic trends that are not controllable by the Company. Quarterly results have varied significantly in the past and are likely to fluctuate in the future as a result of the timing of new orders, product development expenditures, and the number and timing of new product completions. A significant portion of the Company's operating expenses are fixed and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely and disproportionately affected. As a result of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict. The Company expects that revenues in fiscal 2000 will decrease below those reported in fiscal 1999, due to the year 2000 change over slowing purchase decisions for customers and potential customers of the Company along with a decrease in service billings associated with the work force reductions.

Cost of Sales

     Cost of services are incurred in connection with the sale of supply chain and warehouse management software. Cost of services consists of costs primarily associated with consulting and implementation services that are sold as part of a total supply chain and warehouse management solution, and costs associated with providing support to customers. These costs decreased $462,836, or 29%, and $819,574, or 28%, during the three and six month periods ended September 30, 1999 versus the same periods in 1998. Cost of services as a percent of revenue from services increased from 73% to 76% and from 73% to 62% for the three and six month periods ended September 30,1999 versus the same periods in 1998. The Company has decreased its consulting staff and subcontractors and deployed employees from R&D to work on service related revenues as a result of decreased revenue expectations for the current fiscal year.

     Cost of sales from hardware and related sales decreased $74,381 and $840,777 for the three and six month periods ended September 30, 1999 versus the same periods in 1998. This decrease is attributable to the completion of two large hardware sales during 1998. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to be significant in fiscal 2000.

Research and Development

     Research and development expenses increased $155,110, or 57%, and $377,362, or 67%, during the three and six month periods ended September 30, 1999 versus the same period in 1998. Development increased during fiscal 1999 as the Company accelerated the project of integrating the supply chain and warehouse management products. This effort is expected to reach technological feasibility in the next quarter, however, there can be no assurances that the Company will be able to develop and market new products or product enhancements that respond to the technological change or evolving standards, that new products will be released on schedule, or that released products will achieve any degree of market acceptance.

                            CELERITY SOLUTIONS, INC.


General and Administrative

     General and administrative expenses decreased $383,593, or 54%, and $659,074, or 50%, during the three and six month periods ended September 30, 1999 versus the same periods in 1998. These decreases are due to the restructuring that occurred during March 1999.

Sales and Marketing

     Sales and marketing expenses decreased $244,159, or 51%, and $327,496, or 39%, during the three and six month periods ended September 30, 1999 versus the same periods in 1998. This item includes personnel related costs, as well as those costs related to facilities, travel, trade shows, advertising and promotions. These decreases are due to the restructuring that occurred during March 1999.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, and cash equivalents. During the six months ended September 30, 1999, cash and cash equivalents decreased $253,001, or 64%, to $148,375.

     Accounts receivable decreased $1,146,429, or 41%, to $1,627,898 for the six months ended September 30, 1999. Of the total decrease, approximately $350,000 resulted from the settlement of a disputed, past due balance with one major customer. Additional decreases can be attributed to the decrease in revenues for the six months ended September 30, 1999 and the improved cash collection effort by the company.

     Other long term assets increased $54,077, or 64% for the six months ended September 30, 1999. This increase was due to an additional rent deposit required for the renewal of the lease for the corporate facilities at 270 Bridge Street, Dedham, MA.

     Accounts payable and accrued liabilities decreased $876,837, or 36%, to $1,560,524 for the six months ended September 30, 1999. The Company had slowed payments with several vendors in the last two quarters of fiscal 1999. Most of these vendors were brought up to date during the two quarters.

     Notes payable to related parties decreased $547,521 for the six months ended September 30, 1999. The Company reduced notes payable to related parties by $400,000 in a non-cash transaction, as a result of source code sales to Paul Carr and Luc Ringuette in the amount of $200,000 each. The Company has the option of paying interest only on the notes for six months. The Company has exercised this interest only option for two months during the six months ended September 30, 1999.

     Short term notes payable has decreased $199,186 for the six months ended September 30, 1999. The company paid the balance due to Imperial Bank under the terms of the Company's factoring agreement. The Company was notified in August that Imperial Bank will not fund additional advances under this agreement until Celerity provides Imperial with copyright documentation for Celerity's software products required under the security provisions of the agreement. The failure of Imperial Bank to fund future advances on receivables under this agreement is not expected to have an adverse effect on the Companies operations.

     Unearned revenue decreased $89,200 for the six months ended September 30, 1999, reflecting the net recognition of support maintenance and license revenue fees that are greater than the receipts taken in on new yet-to-be recognized license fees.

     The Company believes its existing cash and cash equivalent balances, short-term investment balances, and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months.

     The Company does not currently have plans for major capital expenditures, but does have $1,065,749 in notes payable to related parties from the acquisitions of SAI and CSTI. These notes are payable in various amounts ending June 2002. The Company believes that existing cash and cash equivalent balances, short-term investment balances and potential cash flow from operations will satisfy this long-term liability.

Looking forward to fiscal 2001, the Company expects sales to increase as decisions delayed by the year 2000 change over are made. The Company is considering if an additional investment in sales and marketing will increase the rate and amount of new sales. However, there can be no assurances that the Company will make investments in additional sales and marketing areas. Any material investment would require the Company to obtain additional sources of financing.

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

     Numerous factors may affect the Company's business and its results of operations. These factors include the potential for significant fluctuations in quarterly results, dependence on new products and rapid technological change, risk of software errors or failures, the level and intensity of competition, lack of product diversification, dependence on certain distribution channels, proprietary intellectual property rights, limited operating history in the supply chain management software industry, integration of acquisitions, loss of key employees, lack of profitability, sustaining a public trading market, absence of dividends, and international operations. For a discussion of these and other factors that may affect the Company's future results, see the Form 10-KSB for March 31, 1999 filed by the Company with the SEC in July 1999.

                            CELERITY SOLUTIONS, INC.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See the Companies 10QSB for the period ended June 30, 1999, filed on August 23, 1999

ITEM 2.   CHANGES IN SECURITIES

Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 10, 1999 the registrant held its 1999 Annual Meeting of Stockholders at the Company's corporate offices located at 270 Bridge Street Suite 301, Dedham, Massachusetts. The following voting matters were approved at the meeting:

                                                            Against/                        Broker
                                              For           Withheld         Abstain       Non-Vote
                                           ---------        --------         -------       --------
1.   Election of five persons to the
     Board of Directors to hold office
     until the next Annual Meeting or
     until their successors have been
     elected and qualified or their
     earlier resignation or removal:

     Luc Ringuette                         6,042,898         41,525           --              --
     Paul Carr                             6,040,958         43,465           --              --
     Harold H. Leach Jr                    6,042,898         41,525           --              --
     Richard J. Santigati                  6,042,898         41,525           --              --
     Edward B. Merino                      6,042,898         41,525           --              --

2.   Approval of Amendment to Celerity
     Solutions, Inc.'s Amended and
     Restated 1992 Non-Qualified Stock
     Option Plan for Non-Employee
     Directors increasing compensation
     for director services for the
     director of the Compensation and
     Audit committees from 20,000 stock
     options to 30,000 stock options.      5,910,187        122,851       34,385          17,000

3.   Approval of Ernst & Young LLP as
     Celerity Solutions, Inc. auditors
     for fiscal 2000.                      6,069,823          9,507        5,093


ITEM 5.  OTHER INFORMATION

Not applicable
 .
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.1 Dedham, MA office lease agreement
10.2 Irvine, CA office lease amendment
27.1 Financial Data Schedule

(b)  Reports on Form 8-K:

none

                            CELERITY SOLUTIONS, INC.


                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CELERITY SOLUTIONS, INC.
                                                (Registrant)


Date: November 12, 1999              /s/Cheryl McCarthy
                                     --------------------------------------
                                        Cheryl McCarthy
                                        Controller (Principal Accounting
                                        Officer)

Date:  November 12, 1999             /s/Paul Carr
                                     --------------------------------------
                                        Paul Carr
                                        President & Chief Financial Officer