Form 10QSB
period 1999-12-31
CELERITY SOLUTIONS INC
filed 2000-02-15
CIK 884142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31,1999

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


                                                     Number Outstanding Shares
              Title of Class                          as of February 12, 2000
              --------------                          -----------------------
   Common Stock, $.10 Par Value                              9,592,886

   Transitional Small Business Disclosure Format:   Yes _____   No __X__

   Exhibit Index on Page 12

                            CELERITY SOLUTIONS, INC.
                                DECEMBER 31, 1999
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets as of December 31, 1999
               and March 31,1999 (unaudited)                                              3
            Condensed Consolidated Statements of Operations for the three
               and nine months ended December 31, 1999 and 1998 (unaudited)               5
            Condensed Consolidated Statements of Cash Flows for the
               nine months ended December 31, 1999 and 1998 (unaudited)                   6
            Notes to Condensed Consolidated Financial Statements                          7

ITEM 2.  Management's Discussion and Analysis, and Plan of
            Operation                                                                     8


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                               12

ITEM 2.  Changes in Securities                                                           12

ITEM 3.  Defaults Upon Senior Securities                                                 12

ITEM 4.  Submission of Matters to a Vote of Security Holders                             12

ITEM 5.  Other Information                                                               12

ITEM 6.  Exhibits and Reports on Form 8-K                                                12

         Signatures                                                                      13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            Celerity Solutions, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                              December 31         March 31
                                                                  1999              1999
                                                              -----------------------------
Assets
Current assets:
     Cash and cash equivalents                                $   209,993        $  401,376
     Short-term investments                                        13,557            13,251
     Accounts receivable, net                                   1,011,889         2,774,327
     Income taxes receivable                                            -            42,301
     Notes receivable                                              98,711            98,711
     Notes and guaranteed royalties receivable                          -            12,500
     Prepaid expenses and other current assets                    136,443           125,915
                                                              -----------------------------
Total current assets                                            1,470,593         3,468,381

Property and equipment, at cost                                 1,647,271         1,593,133
Less accumulated depreciation and amortization                 (1,213,053)         (970,149)
                                                              -----------------------------
Net property and equipment                                        434,218           622,984

Capitalized software, net                                         710,259           785,923
Goodwill, net                                                     889,121           995,017
Other long-term assets                                            113,134            84,057
                                                              -----------------------------
Total assets                                                  $ 3,617,325        $5,956,362
                                                              =============================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            Celerity Solutions, Inc.
                Condensed Consolidated Balance Sheets (continued)
                                   (Unaudited)

                                                                     December 31          March 31
                                                                         1999               1999
                                                                    --------------------------------
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued liabilities                       $  1,067,062        $  2,437,361
     Current portion of notes payable to related parties                 426,099             593,318
     Short term notes payable                                                  -             199,186
     Unearned revenue and other current liabilities                      178,448             391,684
                                                                     -------------------------------
Total current liabilities                                              1,671,609           3,621,549

Notes payable to related parties net of current portion                  719,952           1,019,952
Deferred rent                                                             59,031              62,406
                                                                    --------------------------------
Total liabilities                                                      2,450,592           4,703,907

Shareholders' equity:
     Common stock, $.10 par value                                        959,289             959,289
     Additional paid-in capital                                       19,038,245          19,038,245
     Accumulated deficit                                             (16,904,707)        (16,818,985)
                                                                    --------------------------------
                                                                       3,092,827           3,178,549

Less treasury stock, at cost                                          (1,926,094)         (1,926,094)
                                                                    --------------------------------
Total shareholders' equity                                             1,166,733           1,252,455
                                                                     -------------------------------
Total liabilities and shareholders' equity                          $  3,617,325        $  5,956,362
                                                                    ================================

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Operations

                                                                     Three Months Ended                   Nine Months Ended
                                                                         December 31                          December 31
                                                                   1999               1998              1999              1998
                                                               --------------------------------------------------------------------
                                                                   ------Unaudited------                  ------Unaudited------
Revenues:
  Services                                                     $ 1,054,219        $ 2,236,310        $ 4,558,015        $ 6,359,623
  Software licenses                                                293,674            346,577          1,344,328          1,638,762
  Hardware and other                                                44,377              2,508             59,372          1,022,989
                                                               --------------------------------------------------------------------
Total revenue                                                    1,392,270          2,585,395          5,961,715          9,021,374

Cost of revenues:
  Services                                                         903,768          1,427,901          3,079,598          4,423,305
  Hardware and related                                              15,000              5,594             42,500            873,871
  Amortization of capitalized software                              52,497             43,266            157,491            129,798
                                                               --------------------------------------------------------------------
Total cost of revenues                                             971,265          1,476,761          3,279,589          5,426,974
                                                               --------------------------------------------------------------------
Gross margin                                                       421,005          1,108,634          2,682,126          3,594,400
Operating expenses:
  Research and development                                         128,806            255,408          1,069,133            818,373
  General and administrative                                       284,630            582,905            930,881          1,888,230
  Sales and marketing                                              213,419            509,322            725,600          1,348,999
  Amortization of goodwill                                          35,299             34,770            105,896            104,313
  Restructuring expense                                            (81,783)              --              (81,783)              --
                                                               --------------------------------------------------------------------
Total operating expenses                                           580,371          1,382,405          2,749,727          4,159,915

Operating loss                                                    (159,366)          (273,771)           (67,601)          (565,515)

Other income (expense):
  Interest and other income                                         35,214             30,404             39,667            118,292
  Interest expense                                                 (20,378)           (56,383)           (57,788)          (180,833)
                                                               --------------------------------------------------------------------
Loss before income taxes                                          (144,530)          (299,750)           (85,722)          (628,056)
 Income tax benefit                                                   --               69,250               --              122,250
                                                               --------------------------------------------------------------------
Net loss                                                       $  (144,530)       $  (230,500)       $   (85,722)       $  (505,806)
                                                               ====================================================================
Loss per common share:
Net loss per share                                             $     (0.02)       $     (0.03)       $     (0.01)       $     (0.06)
                                                               ====================================================================
Weighted average shares outstanding                              9,592,886          8,035,189          9,592,886          8,023,616
                                                               ====================================================================

                            Celerity Solutions, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                                 December 31
                                                                                                          1999              1998
                                                                                                       ----------------------------
Operating Activities
    Net loss                                                                                           $   (85,722)     $  (505,806)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Sale oflsoftwaretlicensecinsexchangehforenotesnpayableytolrelatedlpartiesrties                      (400,000)            --
      Depreciation and amortization of property and equipment                                              244,090          241,157
      Amortization of goodwill and developed software                                                      263,387          234,110
      Changes in operating assets and liabilities unsold:
         Accounts receivable                                                                             1,762,438       (1,416,292)
         Prepaid expenses and other current assets                                                         (10,528)         (37,690)
         Short and long-term notes receivable                                                               12,500          914,093
         Other long-term assets                                                                            (29,077)         (53,232)
      Accounts payable and accrued liabilities                                                          (1,370,299)         506,668
      Income tax receivable (payable)                                                                       42,301         (148,950)
      Short-term notes to related parties                                                                 (199,186)        (570,710)
      Unearned revenue, deferred rent and other current liabilities                                       (216,611)        (240,272)
                                                                                                       ----------------------------
      Net cash provided by (used in) operating activities                                                   13,293       (1,076,924)

Investing Activities
    (Purchase) proceeds from short term investments                                                           (306)         983,834
    Purchase of property and equipment                                                                     (55,324)        (298,652)
    Capitalized software costs                                                                             (81,827)        (160,012)
                                                                                                       ----------------------------
    Net cash (used in) provided by investing activities                                                   (137,457)         525,170

Financing Activities
    Proceeds from sale of stock                                                                               --             18,603
    Notes payable to related parties, net                                                                  (67,219)            --
                                                                                                       ----------------------------
    Net cash (used in) provided by financing activities                                                    (67,219)          18,603

    Net decrease in cash and cash equivalents                                                             (191,383)        (533,151)
    Cash and cash equivalents at beginning of period                                                       401,376        1,347,246
                                                                                                       ----------------------------
    Cash and cash equivalents at end of period                                                         $   209,993      $   814,095
                                                                                                       ============================

                            CELERITY SOLUTIONS, INC.


1.   Statement of Information Provided

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, have been prepared in accordance with Form 10-QSB instructions and do not include all disclosures provided in the annual consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair presentation have been included. These unaudited, condensed, consolidated, financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 of Celerity Solutions, Inc. (the "Company"), as filed with the Securities and Exchange Commission. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's March 31, 1999 Annual Report on Form 10-KSB. The March 31, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Income (loss) Per Share

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per share:

                                                               Three Months Ended           Nine Months Ended
                                                                  December 31                   December 31
                                                              1999           1998            1999          1998
                                                           --------------------------    --------------------------
Numerator:
Net loss                                                   $  (144,530)   $  (230,500)   $   (85,722)   $  (505,806)

Numerator for loss per common share - assuming dillution   $  (144,530)   $  (230,500)   $   (85,722)   $  (505,806)
                                                           --------------------------    --------------------------

Denominator:
Denominator for income (loss) per common
share, weighted-average shares outstanding                   9,592,886      8,035,189      9,592,886      8,023,616

Effect of Dilutive securities:                                       *              *              *              *

Denominator for diluted loss per share- Adjusted
weighted-average shares                                      9,592,886      8,035,189      9,592,886      8,023,616
                                                           --------------------------    --------------------------

Loss per common share                                      $     (0.02)   $     (0.03)   $     (0.01)   $     (0.06)
                                                           ==========================    ==========================

Loss per common share - assuming dilution                  $     (0.02)   $     (0.03)   $     (0.01)   $     (0.06)
                                                           ==========================    ==========================


* Options and warrants to purchase shares of common stock were excluded from the calculation of diluted net loss per share as the effect of their inclusion would be antidilutive.

                            CELERITY SOLUTIONS, INC.


3.   Related Party Transactions

During March and July 1999, two notes payable to related parties over $20,000.00 were renegotiated as follows:

The note payable to Mr. Carr, with a balance of $1,025,798 at March 31, 1999, including imputed interest to be paid, has been reduced by $200,000 in the quarter ended September 30, 1999 for the sale of a source code license to Mr. Carr related to the CSTI software. The Mr. Carr is prohibited from transferring this license to a third party by a non-compete agreement which extends 12 months from termination of employment. The note payable had been reduced by the conversion of $300,000 of the debt into equity at $0.40 per share and reflected in the March 31, 1999 results. The remaining $538,048 is to be paid over 42 months at an interest rate of 8% with monthly payments of approximately $14,681.

Another note payable to Mr. Ringuette, with a balance of $439,960, including accrued interest, has been reduced by $200,000 in the quarter ended September 30, 1999 for the sale of a source code license to the Mr. Ringuette for the warehouse management software acquired in the Somerset acquisition. The balance of $239,960 is to be paid over 36 months at 8% with monthly payments of $7,494. These payments are offset by royalty fees earned from a 5-year royalty agreement. If there is a balance remaining at the end of the 5-year agreement, the Company must pay that balance.

During November 1999 Mr. Ringuette and Mr. Carr each loaned an additional $50,000 to the Company. The proceeds were used to partially fund a $125,000 payment to Ms. Luda Kopekina, the former CEO of Celerity. The payment was made as part of a settlement agreement reached with Ms. Kopekina regarding a severance claim. These loans were added to the outstanding balance on the notes held by Mr. Ringuette and Mr. Carr described above.

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

Business Developments

During March 1999 through July 1999, all notes payable to related parties over $20,000 were renegotiated. This renegotiation resulted in the reclassification of $1,293,281 of current liabilities to long term, with $700,000 being transferred in the form of debt conversions into equity and revenue. All payment schedules also include provisions to defer payments up to 6 months. This deferral of 6 months of principal payments results in $205,000 of current liabilities deferred on a roll forward basis. This deferral includes note payments as well as severance pay outs of $80,000 scheduled over the next year, which is reflected in accrued liabilities and can also be deferred. As of December 31, 1999, five note payments have been deferred. The severance payments have not been deferred. The final severance payment is due in February of 1999.

                            CELERITY SOLUTIONS, INC.


Revenues

     Revenues from services decreased $1,182,091, or 53%, and $1,801,608, or 28%, for the three month and nine month periods ended December 31, 1999 respectively, versus the same periods in 1998. These decreases were attributable to the completion of several projects that incurred non-billable time during the second quarter and the delay by the Company in the start of new projects. Management expects that as a result of workforce reductions, service revenues for the current fiscal year will decrease below fiscal 1999 levels.

     Revenues from software license sales decreased $52,903 or 15%, and decreased $241,584, or 18%, for the three-month and nine-month periods ended December 31, 1999 respectively, versus the same periods in 1998. Management believes that license revenues continue to trail last year as a result of delayed sales decisions of customers related to the year 2000 changeover.

     Revenues from hardware and related sales increased $41,869 and decreased $963,617 for the three and nine-month periods ended December 31, 1999 respectively. Management believes that the nine month decrease is attributable to the completion in 1998 of two large hardware sales. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to be significant in fiscal 2000.

     The  level  of  net  sales  realized  by the  Company  in  any  quarter  is principally dependent on the portion of projects completed. The purchase of supply chain and warehouse management solutions requires a significant commitment of capital and resources on the part of the customer, the sales cycles are long and average from six to nine months. As a result, revenue is subject to many risks such as budgetary cycles of customers, changes in the business of a customer and overall economic trends that are not controllable by the Company. Quarterly results have varied significantly in the past and are likely to fluctuate in the future as a result of the timing of new orders, product development expenditures, and the number and timing of new product completions. Significant portions of the Company's operating expenses are fixed and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if net sales do not meet the Company's expectations in any given quarter, operating results and financial condition could be adversely and disproportionately affected. As a result of these and other factors, the Company's results of operations and financial condition for any period are inherently difficult to predict. The Company expects that revenues in fiscal 2000 will decrease below those reported in fiscal 1999, due to the year 2000 change over slowing purchase decisions for customers and potential customers of the Company along with a decrease in service billings associated with the work force reductions.

Cost of Revenues

     Cost of services are incurred in connection with the sale of supply chain and warehouse management software. Cost of services consists of costs primarily associated with consulting and implementation services that are sold as part of a total supply chain and warehouse management solution, and costs associated with providing support to customers. These costs decreased $524,133, or 37%, and $1,343,707, or 30%, during the three and nine-month periods ended December 31, 1999 respectively, versus the same periods in 1998. Cost of services as a percent of revenue from services increased from 64% to 86% and decreased from 70% to 68% for the three and six month periods ended December 31,1999 respectively, versus the same periods in 1998. The Company has decreased its consulting staff and subcontractors and deployed employees from R&D to work on service related revenues as a result of decreased revenue expectations for the current fiscal year.

     Cost of sales from hardware and related sales increased $9,406 and decreased $831,371 for the three and nine month periods ended December 31, 1999 respectively, versus the same periods in 1998. This decrease is attributable to the completion of two large hardware sales during 1998. Hardware sales fluctuate with the installation of new systems where the customer requires that the Company's software be integrated with hardware. Hardware sales are not expected to be significant in fiscal 2000.

Research and Development

     Research and development expenses decreased $126,602, or 50%, and increased $250,760, or 31%, during the three and nine month periods ended December 31, 1999 respectively, versus the same period in 1998. Development increased during fiscal 1999 as the Company accelerated the project of integrating the supply chain and warehouse management products. This effort has reached technological feasibility, however, there can be no assurances that the Company will be able to develop and market new products or product enhancements that respond to the technological change or evolving standards, that new products will be released on schedule, or that released products will achieve any degree of market acceptance.

                            CELERITY SOLUTIONS, INC.


General and Administrative

     General and administrative expenses decreased $298,275, or 51%, and $957,349, or 51%, during the three and nine-month periods ended December 31, 1999 respectively, versus the same periods in 1998. These decreases are due to the restructuring that occurred during March 1999.

Sales and Marketing

     Sales and marketing expenses decreased $295,903, or 58%, and $623,399, or 46%, during the three and nine month periods ended December 31, 1999 respectively, versus the same periods in 1998. This item includes personnel related costs, as well as those costs related to facilities, travel, trade shows, advertising and promotions. These decreases are due to the restructuring that occurred during March 1999.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash, and cash equivalents. During the nine months ended December 31, 1999, cash and cash equivalents decreased $191,383, or 48%, to $209,993.

     Accounts receivable decreased $1,762,438, or 64%, to $1,011,889 for the nine months ended December 31, 1999. Of the total decrease, approximately $350,000 resulted from the settlement of a disputed, past due balance with one major customer. The Company can attribute additional decreases to the decrease in revenues for the nine months ended December 31, 1999 and the improved cash collection effort.

     Other long term assets increased $29,077,or 35% for the nine months ended December 31, 1999. This increase was due to a $54,827 rent deposit related to a new lease signed for the Company's corporate offices in Dedham MA. This deposit was partially offset by a $25,000 decrease in the lease deposit for the Company's Irvine California facility.

     Accounts payable and accrued liabilities decreased $1,370,299, or 56%, to $1,067,062 for the nine months ended December 31, 1999. The Company had slowed payments with several vendors in the last two quarters of fiscal 1999. Most of these vendors were brought up-to-date during the first nine months of fiscal 2000.

     Notes payable to related parties decreased $300,000 for the nine months ended December 31, 1999. The Company reduced notes payable to related parties by $400,000 in a non-cash transaction, as a result of source code sales to Paul Carr and Luc Ringuette in the amount of $200,000 each. The Company increased notes payable to related parties by $100,000 as the result of an additional $50,000 each loaned to the Company by Paul Carr and Luc Ringuette during the three month period ended December 31, 1999. The Company has the option of paying interest only on the notes for six months. The Company has exercised this interest only option for five months during the nine months ended December 31, 1999.

     Short-term notes payable has decreased $199,186 for the nine months ended December 31, 1999. The Company paid the balance due to Imperial Bank under the terms of the Company's factoring agreement. The Company was notified in August that Imperial Bank will not fund additional advances under this agreement until Celerity provides Imperial Bank with copyright documentation for Celerity's software products required under the security provisions of the agreement. The failure of Imperial Bank to fund future advances on receivables under this agreement is not expected to have an adverse effect on the Company's operations.

     Unearned revenue decreased $213,236 for the nine months ended December 31, 1999, reflecting the net recognition of support maintenance fees that are greater than the receipts taken in on new yet-to-be recognized support fees.

     The Company believes its existing cash and cash equivalent balances, short-term investment balances, and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months.

     The Company does not currently have plans for major capital expenditures, but does have $1,146,051 in notes payable to related parties from the acquisitions of SAI and CSTI. These notes are payable in various amounts ending June 2002. The Company believes that existing cash and cash equivalent balances, short-term investment balances and potential cash flow from operations will satisfy this long-term liability.

Looking forward to fiscal 2001, the Company expects sales to increase as decisions delayed by the year 2000 change over are made. The Company is investigating as to whether an additional investment in sales and marketing will increase the rate and amount of new sales. However, there can be no assurances that the Company will make

                            CELERITY SOLUTIONS, INC.


investments in additional sales and marketing areas. Any material investment would require the Company to obtain additional sources of financing.

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

                            CELERITY SOLUTIONS, INC.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


See the Companies 10QSB for the period ended June 30, 1999, filed on August 23, 1999.

The Company settled a claim filed by Ms. Luda Kopekina the former President and CEO of the Company, related to a severance dispute. Under the terms of the settlement Ms. Kopekina received a payment of $120,000 in November, and is scheduled to receive an additional $100,000 in 12 monthly payments of $8,750 beginning January 2000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 10, 1999 the registrant held its 1999 Annual Meeting of Stockholders at the Company's corporate offices located at 270 Bridge Street Suite 301, Dedham, Massachusetts. The following voting matters were approved at the meeting:

                                                                              Against/                       Broker
                                                                  For         Withheld         Abstain      Non-Vote
                                                                  ---         --------         -------      --------
1.    Election of five persons to the Board of Directors
      to hold office until the next Annual Meeting or until
      their successors have been elected and qualified or
      their earlier resignation or removal:

         Luc Ringuette                                          6,042,898       41,525           --            --
         Paul Carr                                              6,040,958       43,465           --            --
         Harold H. Leach Jr.                                    6,042,898       41,525           --            --
         Richard J. Santigati                                   6,042,898       41,525           --            --
         Edward B. Merino                                       6,042,898       41,525           --            --

2.   Approval of Amendment to Celerity Solutions, Inc.'s
     Amended and Restated 1992 Non-Qualified Stock
     Option Plan for Non-Employee Directors increasing
     compensation for director services for the director of
     the Compensation and Audit committees from 20,000
     stock options to 30,000 stock options.                     5,910,187       122,851         34,385        17,000

3.   Approval of Ernst & Young LLP as Celerity Solutions, Inc.
     auditors for fiscal 2000.                                  6,069,823       9,507            5,093


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


                                    CELERITY SOLUTIONS, INC.
                                    ------------------------
                                               (Registrant)


Date: February 12, 1999             /s/Tricia McGillicudy
                                    -------------------------------------------
                                         Tricia McGillicudy
                                         Chief Accountant (Principal Accounting
                                         Officer)

Date:  February, 1999               /s/Paul Carr
                                    -------------------------------------------
                                         Paul Carr
                                         President & Chief Financial Officer